Form 10QSB
period 2008-06-30
Brazos International Exploration, Inc.
filed 2008-08-08
CIK 1420924

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number   000-53336

BRAZOS INTERNATIONAL EXPLORATION, INC.

 Exact name of small business issuer as specified in its charter

Nevada                                                                                                  01-0884561

(State or other jurisdiction of

                              I.R.S. Employer

               incorporation or organization)

                      Identification Number

2818 FORT HAMILTON PARKWAY, BROOKLYN, NY                                        11218

                    (Address of principal executive office)

347.834.7118

Issuer's telephone number

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required

To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of

Securities under a plan confirmed by a court.  Yes ____  NoX ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's

Common equity as of the last practicable date: 5,100,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

                                    As of the date of this report the Registrant had 5,100,000 shares issued and outstanding

Item 1.

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Eploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Unaudited)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

(unaudited)

ASSETS
	June 30,	March 31,
	2008	2008

Current Assets:
Cash	$ 10,131	$ 10,383

Total Assets	$ 10,131	$ 10,383

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:	-	-
Total Current Liabilities	-	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
5,100,000 sharers issued and outstanding	5,100	5,100
Additional paid in capital	31,500	31,500
Stock subscription receivable	-	-
Accumulated deficit	(26,469)	(26,217)

Total Stockholders' Equity (Deficit)	10,131	10,383

Total Liabilities and Stockholders' Equity (Deficit)	$ 10,131	$ 10,383

THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF  THESE FINANCIALS STATEMENTS

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the	From
	three months	three months	January 11, 2007
	ended	ended	(Date of inception)
	June 30, 2008	June 30, 2007	to June 30, 2008

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	14,582
General & administrative	252	-	11,887
Total Operating Expenses	252	-	26,469

NET LOSS	$ (252)	$ -	$ (26,469)

Weighted Average Shares
Common Stock Outstanding	5,100,000	1,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ -

THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF  THESE FINANCIALS STATEMENTS

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

(unaudited)

	For the	For the	From
	three months	three months	January 11, 2007
	ended	ended	(Date of inception)
	June 30, 2008	June 30, 2007	to June 30, 2008
Cash Flows Used in Operating Activities:
Net Loss	$ (252)	$ -	$ (26,469)
Adjustments to reconcile net (loss) to net cash provided
by operating activites:
Issuance of stock for services rendered	-	-	1,100
Issuance of stock for claims	-	-	500

Net Cash Used in Operating Activities	(252)	-	(24,869)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	35,000
Receipt of Stock subscription receivable	-	-	-
Net Cash Provided by Financing Activities	-	-	35,000

Net Increase (Decrease) in Cash	(252)	-	10,131

Cash at Beginning of Year	10,383	-	-

Cash at End of Year	$ 10,131	$ -	$ 10,131

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 1,100
Issuance of stock for claims purchase	$ -	$ -	$ 500

THE ACCOMPANYING NOTES ARE AND INTEGRAL PART OF THESE FINANCIAL STATEMENTS

BRAZOS INTERNATIONAL EXPLORATION, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

Brazos International Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 11, 2007.  The Company’s activities to date have been limited to organization and capital formation.  The Company is (SFAS NO.7)“an exploration stage company” and has acquired a series of mining claims for exploration and formulated a business plan to investigate the possibilities of a viable mineral deposit.  The Company has adopted March 31 as its fiscal year end.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and the results of its operations and cash flows for the three months ended June 30, 2008

The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results for a full year period.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

INCOME TAXES:

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”.  SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK:

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 3 – MINERAL CLAIMS

On March 19, 2007, the Company entered into an agreement with Mr. Michael Carr of Calgary, Alberta, Canada, whereby he agreed to sell us a total of 21 units comprising two large blocks of mineral claims located approximately 16 kilometers from the village of Long Lake, Ontario. Mr. Carr agreed to hold these claims in trust on our behalf for the sum of $6,500 and 500,000 shares of stock for a 100% undivided right, title and interest in and to these claims.

NOTE 4 – COMMON STOCK

The Company issued 1,100,000 shares of its common stock on January 11, 2007in exchange for services rendered valued at $1,100.

The Company issued 500,000 shares of its common stock in March 2007 as a partial payment for the acquisition of mineral claims (see Note 3).  These shares were valued at $.001 per share for an aggregate value of $500.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 26,217 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

6

Item 2.

Managements discussion and Plan of Operations

Description of Business

In General

Prices of base metals (copper, lead, zinc, etc.) are at historic highs.  Gold, silver and platinum are at their highest prices in years.  Uranium is currently over $65.00 per pound.  Mining prospects that a few years ago would be rejected are now economically feasible.  Exploration for minerals all over the world has opened new areas for investigation.

We intend to commence operations as an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the Lac Dube claims.  Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Lac Dube claims is determined.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired a 100% undivided right, title and interest in and to several mineral claims located in the Laurentides Region near Mont Laurier, Quebec, as filed for record with Quebec Resources Naturelles et Faune:

In order to acquire the claims, we paid $6,500 cash and 500,000 shares of our common stock to Mr. Michael Carr, the vendor of the property in an arm’s length transaction.

Our plan of operation is to determine whether the Lac Dube claims contain reserves of Uranium, gold and/or silver that are economically recoverable.  The recoverability of amounts from the property will be dependent upon the discovery of sufficient reserves, confirmation of necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Even if we complete our proposed exploration programs on the Lac Dube claims and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Description, Location and Access

The property is located approximately 200 km northwest of Montreal and 65-70 km northeast of a small city, Mont-Laurier (Figure 1 and 2). It is centered on Latitude 46°55¢30²North and Longitude 74°58¢30²West and occurs within NTS Map sheet 31J/15.

The property is easily accessible by provincial highways and paved roads from major centers of Quebec and Quebec (Figure 2). For example from Montreal, highways 15 and 117, and from Ottawa-Hull area, highways 309 and 311 are used to reach the city of Mont-Laurier, which is located 65-70 km southwest of Lac Dube property. From Mont-Laurier, the two paved roads (highways 309 and 311) linking the two logging/gravel roads (Chemin des Pionniers and Rivere du Lievre) can be used to access the northwest and south ends of the property. Several secondary but drivable logging roads and ATV trails, originating from these major logging roads, allow access to most of the claims.

Mont-Laurier is the closest full service community providing excellent infrastructure and skilled manpower. In addition to this city, two small farming communities of Lac St. Paul and Mont St. Michel, located approximately 25 and 20 kilometers southwest of the property, respectively, could also be used for a short term exploration base. A pair of high voltage power lines passing just few kilometers east of Lac Dube property.

We have obtained a geological report on the Lac Dube claims that was prepared by Ike A. Osmani, M.Sc., P.Geo., Coast Mountain Geological Ltd., Vancouver, BC.  In his report, Mr. Osami reports that the Lac Dube claims have no history of Uranium deposits but due to very little exploration on this property, further work should be done.

We do not have an agreement with Mr. Osami to provide further geological services for planned exploration work on the Lac Dube claims.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  Our management is prepared to provide us with short-term loans, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.  Management feels that having our shares quoted on the OTC Bulletin Board quotation system may make attracting further capital easier.

We have not and do not intend to seek debt financing by way of bank loan, line of credit or otherwise.  Financial institutions do not typically lend money to mineral exploration companies with no stable source of revenue.

If we do not secure additional funding for exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the Lac Dube claims.  We have not undertaken any efforts to locate a joint venture partner.  There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms.  We may also pursue acquiring interests in alternate mineral properties in the future.

Results of Operations for Period Ending June 30, 2008

We did not earn any revenues during the period ending June 30, 2008.  We have not commenced the exploration program that is part of our business plan and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $26,469 for the period from our inception on January 12, 2000 to June 30, 2008. These operating expenses were comprised of legal and organizational costs of $11,887, mineral exploration costs of $14,582. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

None

Item 6.  Exhibits and Reports

Exhibit  31.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2  Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BRAZOS INTERNATIONAL EXPLORATION, INC.

Dated August 8th, 2008

/s/ Noah Clark

Noah Clark

 President, Director and Chief Executive Officer

Secretary/Treasurer, Director and Principal Accounting Officer