Form 10-Q
period 2008-09-30
Brazos International Exploration, Inc.
filed 2008-11-17
CIK 1420924

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Securities under a plan confirmed by a court.  Yes ____  No X ____

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

Item 1.

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Unaudited)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

(unaudited)

ASSETS
	September 30,	March 31,
	2008	2008

Current Assets:
Cash	$ 2,827	$ 10,383

Total Assets	$ 2,827	$ 10,383

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	1,500	-
Total Current Liabilities	1,500	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
5,100,000 sharers issued and outstanding	5,100	5,100
Additional paid in capital	31,500	31,500
Sock subscription receivable	-	-
Accumulated deficit	(35,273)	(26,217)

Total Stockholders' Equity (Deficit)	1,327	10,383

Total Liabilities and Stockholders' Equity (Deficit)	$ 2,827	$ 10,383

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six	From
	months ended	months ended	months ended	months ended	January 11, 2007
	September 30,	September 30,	September 30,	September 30,	(Date of inception)
	2008	2007	2008	2007	to September 30, 2008

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	5,000	-	5,000	-	19,582
General & administrative	3,804	-	4,056	-	15,691
Total Operating Expenses	8,804	-	9,056	-	35,273

NET LOSS	$ (8,804)	$ -	$ (9,056)	$ -	$ (35,273)

Weighted Average Shares
Common Stock Outstanding	5,100,000	1,100,000	5,100,000	1,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ -	$ (0.00)	$ -

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three	For the three	For the six	For the six	From
	months ended	months ended	months ended	months ended	January 11, 2007
	September 30	September 30	September 30	September 30	(Date of inception)
	2008	2007	2008	2007	to September 30, 2008
Cash Flows Used in Operating Activities:
Net Loss	$ (8,804)	$ -	$ (9,056)	$ -	$ (35,273)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Issuance of stock for services rendered	-	-	-	-	1,100
Issuance of stock for claims	-	-	-	-	500
Increase in Accounts payable	1,500		1,500		1,500

Net Cash Used in Operating Activities	(7,304)	-	(7,556)	-	(32,173)

Cash Flows from Investing Activities:	-	-	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	-	-	-	35,000
Receipt of Stock subscription receivable	-	-	-	-	-
Net Cash Provided by Financing Activities	-	-	-	-	35,000

Net Increase (Decrease) in Cash	(7,304)	-	(7,556)	-	2,827

Cash at Beginning of Year	10,131	-	10,383	-	-

Cash at End of Year	$ 2,827	$ -	$ 2,827	$ -	$ 2,827

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ -	$ -	$ 1,100
Issuance of stock for claims purchase	$ -	$ -	$ -	$ -	$ 500

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

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2008 and the results of its operations and cash flows for the three months ended September 30, 2008

The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results for a full year period.

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

NOTE 4 – COMMON STOCK

The Company issued 1,100,000 shares of its common stock on January 11, 2007 in exchange for services rendered valued at $1,100.

The Company issued 500,000 shares of its common stock in March 2007 as a partial payment for the acquisition of mineral claims (see Note 3).  These shares were valued at $.001 per share for an aggregate value of $500.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 35,273 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2. Managements discussion and Plan of Operations

Description of Business

In General

Until recently, prices of base metals (copper, lead, zinc, etc.) were at historic highs.  Gold, silver and platinum were at their highest prices in years. Uranium peaked and currently is down in price nearly 50%.  Mining prospects that a few months ago would be economically feasible may not be at this time. With these factors being present and the outlook, both near far being, at best, uncertain, we believe that our claims must be reevaluated. The above cautionary statements do not indicate that we intend to abandon our exploration of our claims, but that the prospects of success should be reassessed and investigated further.  We plan on entering into discussions with our independent consultants to attempt to make informed decisions regarding the future of the Lac Dube claims. Coincidental with these discussions, we will investigate the possibilities of attracting further capital in one form or another for exploration of the Lac Dube Claims.  Availability of these funds from the further sale of our common stock, publicly or privately, or via a joint venture will also influence our decision on whether to proceed or not.

We will continue to be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility regardless of the results of our discussions with our consultants re: the Lac Dube claims. In order to acquire the claims, we paid $6,500 cash and 500,000 shares of our common stock to Mr. Michael Carr, the vendor of the property in an arm’s length transaction. Should we decide not to proceed with the business plan outlined for the Lac Dube group of claims an alternative to this project will be investigated. We have not yet entered into talks with our consultants nor have we made any overtures to future financing sources.  There can be guarantee that either of the above discussions will be positive.  It may well be that the interests of our shareholders will be best served by seeking alternative business opportunities, should mineral exploration prove not to be feasible.  We have made no overtures or entered into any discussions, preliminary or otherwise along these lines.

Plan of Operations

In spite of the decline in the prices of both base and precious metals, including uranium and until we have completed discussion with our independent consultants and potential financing sources, we intend to commence operations as an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the Lac Dube claims.  Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Lac Dube claims is determined. Until determined otherwise, we must consider the Lac Dube claims to be our primary business opportunity.

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

Results of Operations for Period Ending September 30, 2008

We did not earn any revenues during the period ending September 30, 2008.  We have not commenced the exploration program that is part of our business plan and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $35,273 for the period from our inception on January 12, 2000 to September 30, 2008. These operating expenses were comprised of legal and organizational costs of $15,691, mineral exploration costs of $19582. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

BRAZOS INTERNATIONAL EXPLORATION, INC.

Dated November 14th, 2008

/s/  David Keating

   David Keating,  Director, President and Chief Executive Officer

/s/  Mathew Elsner

      Mathew Elsner, Director, Secretary/Treasurer and Principal Accounting Officer