Form 10-Q
period 2008-12-31
Brazos International Exploration, Inc.
filed 2009-02-13
CIK 1420924

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Item 1.

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Unaudited)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

(unaudited)

ASSETS
	December 31,	March 31,
	2008	2008

Current Assets:
Cash	$ 1,327	$ 10,383

Total Assets	$ 1,327	$ 10,383

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	-	-
Total Current Liabilities	-	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
5,100,000 sharers issued and outstanding	5,100	5,100
Additional paid in capital	31,500	31,500
Accumulated deficit	(35,273)	(26,217)

Total Stockholders' Equity (Deficit)	1,327	10,383

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,327	$ 10,383

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine	From
	months ended	months ended	months ended	months ended	January 11, 2007
	December 31,	December 31,	December 31,	December 31,	(Date of inception)
	2008	2007	2008	2007	to December 31, 2008

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	5,000	-	19,582
General & administrative	-	-	4,056	-	15,691
Total Operating Expenses	-	-	9,056	-	35,273

NET LOSS	$ -	$ -	$ (9,056)	$ -	$ (35,273)

Weighted Average Shares
Common Stock Outstanding	5,100,000	1,822,826	5,100,000	1,341,818	3,166,667

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ -	$ (0.00)	$ -	$ (0.01)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three	For the three	For the nine	For the nine	From
	months ended	months ended	months ended	months ended	January 11, 2007
	December 31,	December 31,	December 31,	December 31,	(Date of inception)
	2008	2007	2008	2007	to December 31, 2008
Cash Flows Used in Operating Activities:
Net Loss	$ -	$ -	$ (9,056)	$ -	$ (35,273)
Adjustments to reconcile net (loss) to net cash
provided by operating activites:
Issuance of stock for services rendered	-	-	-	-	1,100
Issuance of stock for exploration claims	-	-	-	-	500
(Decrease) in Accounts payable	(1,500)		-		-

Net Cash Used in Operating Activities	(1,500)	-	(9,056)	-	(33,673)

Cash Flows from Investing Activities:	-	-	-	-	-

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	35,000	-	35,000	35,000
Receipt of Stock subscription receivable	-	-	-	-	-
Net Cash Provided by Financing Activities	-	35,000	-	35,000	35,000

Net Increase (Decrease) in Cash	(1,500)	35,000	(9,056)	35,000	1,327

Cash at Beginning of Period	10,131	-	10,383	-	-

Cash at End of Year	$ 8,631	$ 35,000	$ 1,327	$ 35,000	$ 1,327

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ -	$ -	$ 1,100
Issuance of stock for claims purchase	$ -	$ -	$ -	$ -	$ 500

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

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2008 and the results of its operations and cash flows for the six months ended December 31, 2008

The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the results for a full year period.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  The Company had no significant deferred tax items arise during any of the periods presented.

CONCENTRATION OF CREDIT RISK:

The Company does not have any concentration of related financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 3 – MINERAL CLAIMS

On March 19, 2007, the Company entered into an agreement with Mr. Michael Carr of Calgary, Alberta, Canada, whereby he agreed to sell us a total of 21 units comprised of two large blocks of mineral claims located approximately 16 kilometers from the village of Long Lake, Ontario. Mr. Carr agreed to hold these claims in trust on our behalf for the sum of $6,500 and 500,000 shares of stock for a 100% undivided right, title and interest in and to these claims.

NOTE 4 – COMMON STOCK

The Company issued 1,100,000 shares of its common stock on January 11, 2007 in exchange for services rendered valued at $1,100.

The Company issued 500,000 shares of its common stock in March 2007 as a partial payment for the acquisition of mineral claims (see Note 3).  These shares were valued at $.001 per share for an aggregate value of $500.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 35,273.00 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2. Managements discussion and Plan of Operations

Description of Business

In General

Until recently, prices of base metals (copper, lead, zinc, etc.) were at historic highs.  Gold, silver and platinum were at their highest prices in years. Uranium peaked and currently is down in price nearly 50%.  Mining prospects that a few months ago would be economically feasible may not be at this time. With these factors being present and the outlook, both near and far being, at best, uncertain, we believe that our claims must be reevaluated. The above cautionary statements do not indicate that we intend to abandon our exploration of our claims, but that the prospects of success should be reassessed and investigated further.  We plan on entering into discussions with our independent consultants to attempt to make informed decisions regarding the future of the Lac Dube claims. Coincidental with these discussions, we will investigate the possibilities of attracting further capital in one form or another for exploration of the Lac Dube Claims.  Availability of these funds from the further sale of our common stock, publicly or privately, or via a joint venture will also influence our decision on whether to proceed or not.

We will continue to be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility regardless of the results of our discussions with our consultants re: the Lac Dube claims. In order to acquire the claims, we paid $6,500 cash and 500,000 shares of our common stock to Mr. Michael Carr, the vendor of the property in an arm’s length transaction. Should we decide not to proceed with the business plan outlined for the Lac Dube group of claims an alternative to this project will be investigated. We have not yet entered into talks with our consultants nor have we made any overtures to future financing sources.  There can be no guarantee that either of the above discussions will be positive.  It may well be that the interests of our shareholders will be best served by seeking alternative business opportunities, should mineral exploration prove not to be feasible.  We have made no overtures or entered into any discussions, preliminary or otherwise along these lines.

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

Mont-Laurier is the closest full service community providing excellent infrastructure and skilled manpower. In addition to this city, two small farming communities of Lac St. Paul and Mont St. Michel, located approximately 25 and 20 kilometers southwest of the property, respectively, could also be used for a short term exploration base. A pair of high voltage power lines passing just a few kilometers east of Lac Dube property.

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

Results of Operations for Period Ending December 31, 2008

We did not earn any revenues during the period ending December 31, 2008.  We have not commenced the exploration program that is part of our business plan and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $35,273 for the period from our inception on January 12, 2000 to December 31, 2008. These operating expenses were comprised of legal and organizational costs of $15,691, mineral exploration costs of $19,582. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Dated February 14th, 2008

/s/  David Keating

   David Keating,  Director, President and Chief Executive Officer

/s/  Mathew Elsner

      Mathew Elsner, Director, Secretary/Treasurer and Principal Accounting Officer