Form 10-Q
period 2009-06-30
Brazos International Exploration, Inc.
filed 2009-08-19
CIK 1420924

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Item 1.

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Unaudited)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

ASSETS
	(unaudited) June 30,	March 31,
	2009	2009

Current Assets:
Cash	$ -	$ 27

Total Assets	$ -	$ 27

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,723	3,750
Total Current Liabilities	3,723	3,750
Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized
5,100,000 sharers issued and outstanding	5,100	5,100
Additional paid in capital	31,500	31,500
Accumulated deficit during the exploration stage	(40,323)	(40,323)

Total Stockholders' Equity (Deficit)	(3,723)	(3,723)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 27

SEE ATTACHED NOTES

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

AND FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH JUNE 30, 2009

(unaudited)

			From
			January 11,
	For the	For the	2007
	three months	three months	(Date of
	ended	ended	inception)
	June 30,	June 30,	to June 30,
	2009	2008	2009

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	19,582
General & administrative	-	252	20,741
Total Operating Expenses	-	252	40,323

NET LOSS	$ -	$ (252)	$ (40,323)

Weighted Average Shares
Common Stock Outstanding	5,100,000	5,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ (0.00)

SEE ATTACHED NOTES

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

AND FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH JUNE 30, 2009

                                                                                      (unaudited)

			From
			January 11,
	For the	For the	2007
	three months	three months	(Date of
	ended	ended	inception)
	June 30,	June 30,	to June 30,
	2009	2008	2009
Operating Activities:
Net Loss	$ -	$ (252)	$ (40,323)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Issuance of stock for services rendered	-	-	1,100
Issuance of stock for exploration claims	-	-	500
Increase (Decrease) in Accounts payable	(27)		3723

Net Cash Used in Operating Activities	(27)	(252)	(35,000)

Investing Activities:	-	-	-

Financing Activities:
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	-	-	35,000
Net Increase (Decrease) in Cash	(27)	(252)	0

Cash at Beginning of Period	27	10,383	-

Cash at End of Year	$ -	$ 10,131	$ 0

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 1,100
Issuance of stock for claims purchase	$ -	$ -	$ 500

SEE ATTACHED NOTES

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

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2009 and the results of its operations and cash flows for the three months ended June 30, 2009

The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results for a full year period.

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

INCOME TAXES

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

RECENT ACCOUNTING PRONOUNCEMENTS:

The company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

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

NOTE 3 – MINERAL CLAIMS

On March 25, 2007, the Company entered into an agreement with Mr. Michael Carr of Calgary, Alberta, Canada, whereby he agreed to sell us a total of 21 units comprised of two large blocks of mineral claims located approximately 16 kilometers from the village of Long Lake, Ontario. Mr. Carr agreed to hold these claims in trust on our behalf for the sum of $6,500 and 500,000 shares of stock for a 100% undivided right, title and interest in and to these claims.

NOTE 4 – COMMON STOCK

The Company issued 1,100,000 shares of its common stock on January 11, 2007 in exchange for services rendered valued at $1,100.

The Company issued 500,000 shares of its common stock in March 2007 as a partial payment for the acquisition of mineral claims (see Note 3).  These shares were valued at $.001 per share for an aggregate value of $500.

In November, 2007 we completed an offering of 3,500,000 shares of our common stock at a price of $0.01 per share to 35 purchasers.

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

We will continue to be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility regardless of the results of our discussions with our consultants re: the Lac Dube claims. In order to acquire the claims, we paid $6,500 cash and issued 500,000 shares of our common stock to Mr. Michael Carr, the vendor of the property in an arm’s length transaction. Should we decide not to proceed with the business plan outlined for the Lac Dube group of claims an alternative to this project will be investigated. We have not yet entered into talks with our consultants nor have we made any overtures to future financing sources.  There can be no guarantee that either of the above discussions will be positive.  It may well be that the interests of our shareholders will be best served by seeking alternative business opportunities, should mineral exploration prove not to be feasible.  We have made no overtures or entered into any discussions, preliminary or otherwise along these lines.

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

Results of Operations for Period Ending June 30, 2009

We did not earn any revenues during the period ending June 30, 2009.  We have not commenced the exploration program that is part of our business plan and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $40,323 for the period from our inception on January 11, 2007 to June 30, 2009. These operating expenses were comprised of legal and organizational costs of $20,741, mineral exploration costs of $19,582. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 We do not have the necessary accounting expertise to insure these financial statements are done to the specifications of GAAP. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were ineffective as of June 30, 2009 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency.. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

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

Dated August 14th, 2009

/s/  David Keating

   David Keating, Director, President and Chief Executive Officer

/s/  Mathew Elsner

      Mathew Elsner, Director, Secretary/Treasurer and Principal Accounting Officer