Form 10-Q
period 2009-09-30
Brazos International Exploration, Inc.
filed 2009-11-23
CIK 1420924

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common equity as of the last practicable date: 20,400,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

                 As of the date of this report the Registrant had 20,400,000 shares issued and outstanding

Item 1.

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Unaudited)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	September 30,	March 31,
	2009	2009
ASSETS

Current Assets:
Cash	$ -	$ 27

Total Assets	$ -	$ 27

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	6,232	3,750
Total Current Liabilities	6,232	3,750

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 20,400,000 sharers issued and outstanding at September 30, 2009 and March 31 2009	20,400	20,400
Additional paid in capital	16,200	16,200
Accumulated deficit during the exploration stage	(42,832)	(40,323)

Total Stockholders' Equity (Deficit)	(6,232)	(3,723)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 27

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

 (unaudited)

					From
					January 11,
	For the	For the	For the	For the	2007
	three	three	six	six	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009	2008	2009

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	5,000	-	5,000	19,582
General & administrative	2,509	3,804	2,509	4,056	23,250
Total Operating Expenses	2,509	8,804	2,509	9,056	42,832

NET LOSS	$ (2,509)	$ (8,804)	$ (2,509)	$ (9,056)	$ (42,832)

Weighted Average Shares
Common Stock Outstanding	20,400,000	20,400,000	20,400,000	20,400,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                      (unaudited)

			From
			January 11,
	For the	For the	2007
	six	six	(Date of
	months	months	inception)
	ended	ended	to
	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009
Operating Activities:
Net Loss	$ (2,509)	$ (9,056)	$ (42,832)
Adjustments to reconcile net (loss) to net cash provided by operating activites:

Issuance of stock for services rendered	-	-	1,100
Issuance of stock for exploration claims	-	-	500
Increase (Decrease) in Accounts payable	2,482	1,500	6,232

Net Cash Used in Operating Activities	(27)	(7,556)	(35,000)

Investing Activities:	-	-	-

Financing Activities:
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	-	-	35,000

Net Increase (Decrease) in Cash	(27)	(7,556)	-

Cash at Beginning of Period	27	10,383	-

Cash at End of Year	$ -	$ 2,827	$ -

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 1,100
Issuance of stock for claims purchase	$ -	$ -	$ 500

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

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2009 and the results of its operations and cash flows for the three and six months ended September 30, 2009 The results of operations for the six months ended September 30, 2009 are not necessarily indicative of the results for a full year period.

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

NOTE 4 – COMMON STOCK

The Company issued 4,400,000 shares of its common stock on January 11, 2007 in exchange for services rendered valued at $1,100.

The Company issued 2,000,000 shares of its common stock in March 2007 as a partial payment for the acquisition of mineral claims (see Note 3).  These shares were valued at $.001 per share for an aggregate value of $500.

In November, 2007 we completed an offering of 14,000,000 shares of our common stock at a price of $0.01 per share to 35 purchasers.

On July 23, 2009 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the issued and outstanding common shares on a four to one (4 – 1) basis bringing the total common shares issued and outstanding to 20,400,000. All share references in these financial statements and footnotes have been adjusted for this forward split.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 42,832  since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations for Period Ending September 30, 2009

We did not earn any revenues during the period ending September 30, 2009.  We have not commenced the exploration program that is part of our business plan and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $42,832 for the period from our inception on January 11, 2007 to September 30, 2009. These operating expenses were comprised of legal and organizational costs of $23,250, mineral exploration costs of $19,582. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were ineffective as of September 30, 2009 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Dated November 23th, 2009

/s/  David Keating

   David Keating, Director, President and Chief Executive Officer

/s/  Mathew Elsner

      Mathew Elsner, Director, Secretary/Treasurer and Principal Accounting Officer