Form 10-Q
period 2009-12-31
Brazos International Exploration, Inc.
filed 2010-02-16
CIK 1420924

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Item 1.

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Unaudited)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	(Unaudited)
	December 31,	March 31,
	2009	2009
ASSETS

Current Assets:
Cash	$ 22	$ 27

Total Assets	$ 22	$ 27

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 20,584	$ 3,750
Total Current Liabilities	20,584	3,750

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 20,400,000 shares issued and outstanding at December 31, 2009 and March 31 2009	20,400	20,400
Additional paid in capital	16,200	16,200
Deficit accumulated during the exploration stage	(57,162)	(40,323)

Total Stockholders' Equity (Deficit)	(20,562)	(3,723)

Total Liabilities and Stockholders' Equity (Deficit)	$ 22	$ 27

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

					From
					January 11,
	For the	For the	For the	For the	2007
	three	three	nine	nine	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2009	2008	2009	2008	2009

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	5,500	19,582
General & administrative	14,325	-	16,839	5,156	37,580
Total Operating Expenses	14,325	-	16,839	10,656	57,162

NET LOSS	$ (14,325)	$ -	$ (16,839)	$ (10,656)	$ (57,162)

Weighted Average Shares
Common Stock Outstanding	20,400,000	20,400,000	20,400,000	17,281,456

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ -	$ (0.00)	$ (0.00)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

			From
			January 11,
	For the	For the	2007
	nine	nine	(Date of
	months	months	inception)
	ended	ended	to
	Dec 31,	Dec 31,	Dec 31,
	2009	2008	2009
Operating Activities:
Net Loss	$ (16,839)	$ (10,656)	$ (57,162)
Adjustments to reconcile net (loss) to net cash provided by operating activites:

Issuance of stock for services rendered	-	1,100	1,100
Issuance of stock for exploration claims	-	500	500
Increase (Decrease) in Accounts payable	16,834	-	20,584

Net Cash Used in Operating Activities	(5)	(9,056)	(34,978)

Investing Activities:	-	-	-

Financing Activities:
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	-	-	35,000

Net Increase (Decrease) in Cash	(5)	(9,056)	22

Cash at Beginning of Period	27	10,383	-

Cash at End of Period	$ 22	$ 1,327	$ 22

Non-Cash Investing & Financing Activities
Issuance of stock for services rendered	$ -	$ -	$ 1,100
Issuance of stock for claims purchase	$ -	$ -	$ 500
Issuance of stock for stock subscriptions	$ -	$ -	$ 9,000

BRAZOS INTERNATIONAL EXPLORATION, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

Brazos International Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 11, 2007.  The Company’s activities to date have been limited to organization and capital formation.  The Company is an exploration stage company and is attempting to acquire a series of mining claims for exploration and has formulated a business plan to investigate the possibilities of viable mineral deposits. The Company has adopted March 31 as its fiscal year end.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of December 31, 2009 and the results of its operations and cash flows for the three and nine months ended December 31, 2009. The results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of the results for a full year period.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrant.  The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect. The Company does not have any common stock equivalents, therefore basic and diluted EPS are the same.

INCOME TAXES:

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

NOTE 3 – MINERAL CLAIMS

On March 19, 2007, the Company acquired an option from Michael Carr which gives the Company the right to acquire a 100% undivided interest in certain mineral claims. The price of the option is $26,500 (due by March 24, 2009) and the issuance of 2,000,000 shares of the Company’s common stock to Mr. Carr. During the option period, the Company has the right to explore and test the mineral claims to determine if there are viable deposits. As of the balance sheet date, the Company has issued 2,000,000 shares to Mr. Carr, and has paid $5,000 as partial payment for these claims.

NOTE 4 – COMMON STOCK

From May through December 2007, the Company issued 14,000,000 shares of common stock for $35,000 cash.

On August 18, 2008, the Company issued 4,400,000 shares of common stock to its President and Secretary, valued at $1,100, for services provided to the Company.

Also, on August 18, 2008, the Company issued 2,000,000 shares of common stock to Michael Carr as partial payment for the acquisition of mineral claims (see Footnotes 3 and 6). These shares were valued at $.001 per share for a total value of $500, which has been recorded as exploration costs in the financial statements.

On September 15, 2009, the Company executed a 4 for 1 forward stock split to bring the number of issued and outstanding shares of the Company’s common stock to 20,400,000. All common stock references in these financial statements have been retroactively adjusted for this stock split.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 57,162 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENTS

Due to lack of viable deposits on the mineral claims (Footnote 3) the Company has abandoned the pursuit and exploration of the mineral claims offered by Mr. Carr. As of February 12, 2010, the Company has issued 500,000 shares of its common stock and paid $5,000 towards the claims option and these amounts have been expensed as exploration costs.

The Company has evaluated subsequent events through February 12, 2010, which is the date the financial statements were issued.

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

We intend to commence operations as an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on the mineral property interest, the Lac Dube claims.  Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Lac Dube claims is determined.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired an option to acquire a 100% undivided right, title and interest in and to several mineral claims located in the Laurentides Region near Mont Laurier, Quebec, as filed for record with Quebec Resources Naturelles et Faune:

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

Plan of Operations

In spite of the decline in the prices of both base and precious metals, including uranium and until we have completed discussion with our independent consultants and potential financing sources, we intend to commence operations as an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on the Lac Dube claims.  Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Lac Dube claims is determined. Until determined otherwise, we must consider the Lac Dube claims to be our primary business opportunity.

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

Results of Operations for Period Ending December 31, 2009

We did not earn any revenues during the period ending December 31, 2009.  We have not commenced the exploration program that is part of our business plan and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $57,162 for the period from our inception on January 12, 2000 to December 31, 2009. These operating expenses were comprised of legal and organizational costs of $37,580 and mineral exploration costs of $19,582. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were not effective as of September 30, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

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

Dated February 14th, 2009

/s/  David Keating

   David Keating,  Director, President and Chief Executive Officer

/s/  Mathew Elsner

      Mathew Elsner, Director, Secretary/Treasurer and Principal Accounting Officer