Form 10-K/A
period 2009-03-31
Brazos International Exploration, Inc.
filed 2010-02-18
CIK 1420924

Unknown;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

CityplaceWASHINGTON, StateD.C. PostalCode20549

FORM 10-K/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2009
[_]	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

BRAZOS INTERNATIONAL EXPLORATION, INC.

(exact name of registrant as specified in charter)

       StateplaceNEVADA                           000-53336                            01-0884561_______

State or other jurisdiction              Commission File No.           IRS Employer Identification No.

InPersonNamecorporation or organization

addressStreet2818 Hamilton Parkway

CityplaceBrooklyn, StateNew York PostalCode11218

(Address of principal executive offices)

Registrant’s telephone number (347)834-7118

With Copies To:

Joseph Emas, Esq.

addressStreet1224 Washington Avenue

CityplaceMiami Beach, StateFL PostalCode33139

Tel:(305) 531-1174  Fax:(305) 531-1274

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements inPersonNamecorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [ X ]

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

FORM 10-K/A

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

ITEM 1: DESCRIPTION OF BUSINESS

We were inPersonNamecorporated in the State of StateplaceNevada on January 11, 2007.  Our principal offices are located at addressStreet2818 Fort Hamilton Parkway, CityBrooklyn, StateNY PostalCode11218.

We intend to be in the business of mineral property exploration.  To date, we have not conducted any exploration on our 16 mineral claims in the Laurentides Region near Mont Laurier, StateplaceQuebec, as filed for record with Quebec Resources Naturelles et Faune:

We have an option to acquire a 100% interest in the mining claims comprising the Lac Dube claims, located approximately 200 km northwest and 65-70 km northeast of CityplaceMontreal and Mont-Laurier, respectively. The property, which consists of 16 contiguous mining claims (940.04 ha), is situated in the PlaceNameFranchere PlaceTypeTownship (NTS Map 31J/15) in southwestern StateplaceQuebec. The property is easily accessible by provincial highways, paved and all-weather gravel roads from major centers of StateQuebec (CityMontreal) and StateQuebec (CityplaceOttawa).

We acquired the option from Mr. Michael Carr of CityplaceCalgary, StateAlberta.

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

Research & Development

We have incurred no research and development costs, since inception.

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

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired an option to acquire a 100% undivided right, title and interest in and to several mineral claims located in the Laurentides Region near Mont Laurier, StateplaceQuebec, as filed for record with Quebec Resources Naturelles et Faune:

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Lac Dube claims, and therefore we will need to obtain additional financing in order to complete our business plan.  As of March 31, 2009 we had cash in the amount of $27.  We currently do not have any operations and we have no income.

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

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our independent accountant’s report to our audited financial statements for the period ended March 31, 2009, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

We have an option to acquire a 100% interest in the mining claims comprising the Lac Dube claims, located approximately 200 km northwest and 65-70 km northeast of Montreal and Mont-Laurier, respectively. The property, which consists of 16 contiguous mining claims (940.04 ha), is situated in the Franchere Township (NTS Map 31J/15) in southwestern Quebec.

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

Recent sales of unregistered securities

On August 12, 2008 we issued 2,400,000 shares of our common stock to Mr. David Keating and 2,000,000 shares of our common stock to Mr. Mathew Elsner.  Mr. Keating is our president and Chief Executive Officer, our Treasurer and Principal Accounting Officer and director and Mr. Elsner is our Secretary and Director.  Mr. Keating and Mr. Elsner acquired these shares at a deemed price of $0.001 per share for total amount $1,100.00 for the time, effort and expense of organizing the company.  These shares were issued pursuant to Section 4(2) and Regulations S of Rule 506 of the Securities Act of 1933 (the "Securities Act") and are restricted shares as defined in the Securities Act.

We completed an offering of 14,000,000 shares of our common stock at a price of $0.0025 per share to 35 purchasers from May through December, 2007.

We issued 2,000,000 shares of our common stock to Mr. Michael Carr at a price of $0.00025 on August 12, 2008 as partial payment for our Lac Dube claims.

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

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired an option to purchase a 100% undivided right, title and interest in and to several mineral claims located in the Laurentides Region near Mont Laurier, Quebec, as filed for record with Quebec Resources Naturelles et Faune:

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

(CDC             (ha)                     (CDN$)

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

For the year ended March 31, 2009, compared to the year ended March 31, 2008.

Revenues

Revenues for the year ended March 31, 2009, and 2008 were $-0- and $-0-, respectively, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the year ended March 31, 2009, and 2008 were $10,206 and $10,535, respectively. General and administrative expenses consisted primarily of accounting and filing fees.

Net Loss

Our net loss for the year ended March 31, 2009, and 2008, amounted to ($15,706) and ($24,617), respectively.

From January 11, 2007 (Date of Inception) through March 31, 2009

Revenues

We have not earned any revenues from our incorporation on October 19, 2006 to March 31, 2009. We do not anticipate earning revenues until, if and when we drill, complete and produce from our first successful well.

Operating Expenses

We incurred operating expenses in the amount of $40,323for the period from our inception on January 11, 2007 to March 31, 2009. These operating expenses were comprised of exploration costs of 19,582 and general and administrative expenses of $20,741.

Net Loss

Our net loss for the period from our inception on January 11, 2007 to March 31, 2009 was $40,323.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were not effective as of March 31, 2009 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Title of                               Name and address                  beneficial                        Percent

Class                                of beneficial owner                  ownership                        of class

Common	David Keating 2818 Fort Hamilton Parkway Brooklyn, NY 11218	2,400,000	11.76

Common	Mathew Elsner 92 Newel Street Brooklyn, NY	2,000,000	9.80

The percent of class is based on 20,400,000 shares of common stock issued and outstanding as of the date of this prospectus.

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit No.	Description

3.1 *	Articles of Incorporation (filed as exhibit to S-1 filed on June 2, 2008)
3.2 *	Bylaws of the Company (filed as exhibit to S-1 filed on June 2, 2008)
10.1 *	Claims Purchase Agreement (filed as exhibit to SB-1 filed on June 2, 2008)
23.1 *	Auditor’s consent
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*  Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZOS INTERNATIONAL EXPLORATION

__/S/David J. Keating ______

By: David J. Keating

Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 18, 2010

BRAZOS INTERNATIONAL EXPLORATION, INC.

__/S/David J. Keating _______

By: David J. Keating

Chairman, President and Chief Executive Officer

BRAZOS INTERNATIONAL EXPLORATION, INC.

(an Exploration Stage Company)

BALANCE SHEETS

	March 31,	March 31,
	2009	2008
ASSETS

Current Assets:
Cash	$ 27	$ 10,383

Total Assets	$ 27	$ 10,383

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,750	-
Total Current Liabilities	3,750	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 20,400,000 shares issued and outstanding at March 31, 2009 and 14,000,000 shares issued and outstanding at March 31 2008	20,400	14,000
Additional paid in capital	16,200	21,000
Deficit accumulated during the exploration stage	(40,323)	(24,617)

Total Stockholders' Equity (Deficit)	(3,723)	10,383

Total Liabilities and Stockholders' Equity (Deficit)	$ 27	$ 10,383

BRAZOS INTERNATIONAL EXPLORATION, INC.

(an Exploration Stage Company)

STATEMENTS OF OPERATIONS

			From
			January 11,
			2007
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	March 31,	March 31,	March 31,
	2009	2008	2009

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	5,500	14,082	19,582
General & administrative	10,206	10,535	20,741
Total Operating Expenses	15,706	24,617	40,323

NET LOSS	$ (15,706)	$ (24,617)	$ (40,323)

Weighted Average Shares
Common Stock Outstanding	18,050,412	5,797,260

Net Loss Per Share
(Basic and Fully Diluted)	$ (0.00)	$ (0.00)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(an Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			From
			January 11,
			2007
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	March 31,	March 31,	March 31,
	2009	2008	2009
Operating Activities:
Net Loss	$ (15,706)	$ (24,617)	$ (40,323)
Adjustments to reconcile net (loss) to net cash used in operating activities:

Issuance of stock for services rendered	1,100	-	1,100
Issuance of stock for exploration claims	500	-	500
Increase (Decrease) in Accounts payable	3,750	-	3,750

Net Cash Used in Operating Activities	(10,356)	(24,617)	(34,973)

Investing Activities:	-	-	-

Financing Activities:
Issuance of common stock for cash	-	35,000	35,000
Net Cash Provided by Financing Activities	-	35,000	35,000
Net Increase (Decrease) in Cash	(10,356)	10,383	27

Cash at Beginning of Period	10,383	-	-

Cash at End of Period	$ 27	$ 10,383	$ 27

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ 1,100	$ -	$ 1,100
Issuance of stock for claims purchase	$ 500	$ -	$ 500
Issuance of stock for stock subscriptions	$ -	$ -	$ 9,000

BRAZOS INTERNATIONAL EXPLORATION, INC.

(an Exploration Stage Company)

Statements of Stockholders' Equity (Deficit)

Preferred Stock	Common Stock
5,000,000 shares	70,000,000 shares	(Deficit)
authorized	authorized	accumulated

	Par Value		Par Value	Additional	Stock	during the
Shares	$.001 per	Shares	$.001 per	Paid-In	Subscription	exploration
Issued	share	Issued	share	Capital	Receivable	stage	Total

BALANCE- January 11,2007 (inception)

Issuance of common stock for cash at $.01 per share	14,000,000	14,000	21,000		35,000

Net Income (loss)				(24,617)	(24,617)

BALANCE- March 31, 2008	-	-	14,000,000	14,000	21,000	-	(24,617)	10,383

Issuance of common stock for exploration costs at $.001 per share - August 12, 2008	2,000,000	2,000	(1,500)		500

Issuance of common stock for services at $.001 per share - August 12, 2008	4,400,000	4,400	(3,300)		1,100

Net Income (loss)				(15,706)	(15,706)

BALANCE- March 31, 2009	-	-	20,400,000	20,400	16,200	-	(40,323)	(3,723)

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

F-5

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

F-6

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

F-11