Form 10-K/A
period 2009-03-31
Brazos International Exploration, Inc.
filed 2010-04-08
CIK 1420924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Jill Arlene Robbins, Esq.

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

As of March 31, 2009, the issuer had 20,400,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

BRAZOS INTERNATIONAL EXPLORATION, INC.

FORM 10-K/A

For the Fiscal Year Ended March 31, 2009

TALE OF CONTENTS

NOTE: The financial statements contained in this Report on Form 10K/A have been restated to correct errors in the dates that shares were issued and the indicated adjustments in the Statements of Operations and Cash Flows.

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

ITEM 1: DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on January 11, 2007.  Our principal offices are located at 2818 Fort Hamilton Parkway, Brooklyn, NY 11218.

We intended to be in the business of mineral property exploration.  We had an option to acquire a 100% interest in the mining claims comprising the Lac Dube claims, located approximately 200 km northwest and 65-70 km northeast of Montreal and Mont-Laurier, respectively. The property, which consists of 16 contiguous mining claims (940.04 ha), is situated in the Franchere Township (NTS Map 31J/15) in southwestern Quebec. The property is easily accessible by provincial highways, paved and all-weather gravel roads from major centers of Quebec (Montreal) and Quebec (Ottawa).

We acquired the option from Mr. Michael Carr of Calgary, Alberta.

Due to lack of viable deposits on the mineral claims the Company has abandoned the pursuit and exploration of the mineral claims offered by Mr. Carr. As of March 2, 2010, the Company has issued 2,000,000 shares of its common stock and paid $5,000 towards the claims option and these amounts have been expensed as exploration costs.

As a result of our decision to not proceed with further efforts on the Lac Dube claims, our management is seeking other opportunities. These opportunities include investigating other potential mineral properties as well as non-mineral business ventures that may be seeking a business combination.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are totally depleted.  As of March 31, 2009 we had cash in the amount of $27.  We currently do not have any operations and we have no income.

Should we find an alternate mineral property, significant expenses will be incurred in connection with the exploration.  We do not currently have sufficient funds to continue in business and will be entirely dependent on loans or further equity investments from officers, directors and shareholders.Any sale of share capital will result in dilution to existing shareholders.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on January 11, 2007 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new small “micro-cap” ventures and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the organization, infrastructure and implementation of a new business plan of any kind.

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

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our directors do not have any technical training in the field of geology.  As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants.  As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry.  Their decisions and choices may not be well thought out and our operations and ultimate financial success may suffer irreparable harm as a result. Should we be forced to consider an alternative course of action and/or a business combination our officers and directors may well face the same type of problem in evaluating any new business opportunity.

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

ITEM 2: PROPERTIES.

We maintain our principal office at 2818 Hamilton Parkway, Brooklyn, New York 11218.  Our telephone number is (347)834-7118.  These facilities are provided at no charge as a temporary office and mailing address by a officer and director. As of March 3, 2010 we have no other property.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules  13a 15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act"))  that are  designed  to ensure  that information  required to be disclosed in our reports  under the Exchange Act, is recorded,  processed,  summarized and reported within the time periods  required under  the  SEC's  rules and forms  and that the  information  is  gathered  and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. Elsner our Chief Executive Officer and Principal Accounting Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation,

Mr. Elsner has concluded that our disclosure controls and procedures  are  effective  in  timely  alerting  them to material  information required  to be  included  in  our  periodic  SEC  filings  and to  ensure  that information  required to be disclosed in our periodic SEC filings is accumulated and communicated to our management,  including our Chief Executive  Officer,  to allow  timely  decisions  regarding  required  disclosure  as a  result  of  the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended October 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This  report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the  year ended October 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

52 Week Low $0.01 High: $0.45

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

Overview

The registrant’s original plan was to explore and hopefully establish a commercially viable mineral deposit on the Lac Dube claims in the province of Quebec, Canada. In February of 2009 management decided to drop those claims. We have been seeking other exploration opportunities with very limited success. The rebound in the prices of gold, silver, platinum and uranium have put a unrealistic premium on the asking prices decent prospects.

Our plan of operation is to continue to seek exploration prospects at a reasonable price and failing acquisition of an project that meets our criteria, seek other business opportunities. We are also considering seeking business associates that have the financial strength and/or the access to outside funding.

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

ITEM 9:  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

(a)

On August 6, 2009 the Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public accounting firm. On the same date, August 6, 2009,  the accounting firm of Madsen & Associates, CPAs Inc. was engaged as the Registrant’s new independent registered public accounting firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Madsen & Associates, CPAs Inc. as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended March 31, 2009 had a going concern qualification in the registrant's audited financial statements.

The PCAOB has revoked the registration of Moore and Associates Chartered, on August 27th, 2009 because of violations of PCAOB rules and quality controls standards, and section 10(b) of the securities exchange act of 1934and rule 10b-5theereunder, and non cooperation with a board investigator.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

b)

On August 6, 2009, the registrant engaged Madsen & Associates, CPAs Inc. as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted Madsen & Associates, CPAs Inc. regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers:

Directors, Executive Officers, Promoters and Control Persons

Our executive officers and directors and their respective ages as of March 6, 2010 are as follows:

Name of Director

Age

David Keating

  39

Mathew Elsner                                                        38

Executive Officers:

Name of Officer

David Keating

David J. Keating, President, Treasurer, Chief Executive Officer and Principal Accounting Officer

Mathew Elsner, Secretary

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

9/02 – 5/04

BARUCH COLLEGE, Zicklin School of Business, New York, NY

Full-Time Honors Program

Master of Business Administration, June 2004

Concentration: Marketing

·

Jack Nash Scholar – 3.7 GPA (4.0 GPA for marketing coursework)

·

Founder and President, Corporate Responsibility, Ethics, and Governance Association

·

Co-author, Baruch Student Guide to Academic Integrity

NEW YORK UNIVERSITY, College of Arts and Sciences, New York, NY

Bachelor of Arts, May 1995

Concentrations: International Politics, History

·

Dean’s List

11/07 – PRES.  INDEPENDENT CONSULTANT (MARKETING AND MANAGEMENT)

7/07 – 11/07      PR NEWS WIRE

7/06 – 7/07        INDEPENDENT CONSULTANT (MARKETING

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

Security Ownership of Certain Beneficial Owners And Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this prospectus, and by the officers and directors, individually and as a group as at March 6, 2010.  Except as otherwise indicated, all shares are owned directly.

Title of                               Name and address                  beneficial                        Percent

Class                                of beneficial owner                  ownership                        of class

Common	David Keating 2818 Fort Hamilton Parkway Brooklyn, NY 11218	2,400,000	11.76

Common	Mathew Elsner 92 Newel Street Brooklyn, NY	2,000,000	9.80

The percent of class is based on 20,400,000 shares of common stock issued and outstanding as of the date of this filing.

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

26

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

 The Company did not pay salaries to directors or officers during the 2008 and 2009 fiscal years.   The also company did not grant any plan-based compensation awards during the 2008 or 2009 fiscal year.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Our independent registered public accounting firm billed us $3750 during the fiscal year ended March 31, 2008 and $3,500 during the fiscal year ended March 31, 2009 for audit related services.

Tax Fees

Our independent registered public accounting firm billed us $0 for tax related work during fiscal years ended March 31, 2009, and billed us $ 0.00 for tax related work during the fiscal year ended March 31, 2008.

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

/s/   David J. Keating ______

By: David J. Keating

Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 8, 2010

BRAZOS INTERNATIONAL EXPLORATION, INC.

/s/   David J. Keating _______

By: David J. Keating

Chairman, President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Brazos International Exploration, Inc.

We have audited the accompanying balance sheets of Brazos International Exploration, Inc. as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2009 and for the period from January 11, 2007 (date of inception) to March 31, 2009. Brazos International Exploration Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazos International Exploration, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2009 and for the period from January 11, 2007 (date of inceptions) to March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As noted in note 7 to the financial statements, the Company restated its financial statements for the years ended March 31, 2009 and 2008 and for the period from January 11, 2007 (date of inception) to March 31, 2009 to correct an error in the reporting of operating expenses and the issuance of common stock by the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 5 to the financial statements, the Company has incurred losses since inception and has not been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also discussed in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah  84107

April 6, 2010

BRAZOS INTERNATIONAL EXPLORATION, INC.

(an Exploration Stage Company)

BALANCE SHEETS

	March 31,	March 31,
	2009	2008
ASSETS		(RESTATED)

Current Assets:
Cash	$ 27	$ 10,383

Total Assets	$ 27	$ 10,383

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,750	-
Total Current Liabilities	3,750	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 20,400,000 shares issued and outstanding at March 31, 2009 and 14,000,000 shares issued and outstanding at March 31 2008	20,400	14,000
Additional paid in capital	16,200	21,000
Deficit accumulated during the exploration stage	(40,323)	(24,617)

Total Stockholders' Equity (Deficit)	(3,723)	10,383

Total Liabilities and Stockholders' Equity (Deficit)	$ 27	$ 10,383

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

BRAZOS INTERNATIONAL EXPLORATION, INC.

(an Exploration Stage Company)

  STATEMENTS OF OPERATIONS

			From
			January 11,
			2007
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	March 31,	March 31,	March 31,
	2009	2008	2009
	(RESTATED)	(RESTATED)	(RESTATED)
Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	5,500	14,082	19,582
General & administrative	10,206	10,535	20,741
Total Operating Expenses	15,706	24,617	40,323

NET LOSS	$ (15,706)	$ (24,617)	$ (40,323)

Weighted Average Shares
Common Stock Outstanding	18,050,412	5,797,260

Net Loss Per Share
(Basic and Fully Diluted)	$ (0.00)	$ (0.00)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

BRAZOS INTERNATIONAL EXPLORATION, INC.

(an Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			From
			January 11,
			2007
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	March 31,	March 31,	March 31,
	2009	2008	2009
Operating Activities:	(RESTATED)	(RESTATED)	(RESTATED)
Net Loss	$ (15,706)	$ (24,617)	$ (40,323)
Adjustments to reconcile net (loss) to net cash used in operating activities:

Issuance of stock for services rendered	1,100	-	1,100
Issuance of stock for exploration claims	500	-	500
Increase (Decrease) in Accounts payable	3,750	-	3,750

Net Cash Used in Operating Activities	(10,356)	(24,617)	(34,973)

Investing Activities:	-	-	-

Financing Activities:
Issuance of common stock for cash	-	35,000	35,000
Net Cash Provided by Financing Activities	-	35,000	35,000
Net Increase (Decrease) in Cash	(10,356)	10,383	27

Cash at Beginning of Period	10,383	-	-

Cash at End of Period	$ 27	$ 10,383	$ 27

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ 1,100	$ -	$ 1,100
Issuance of stock for claims purchase	$ 500	$ -	$ 500
Issuance of stock for stock subscriptions	$ -	$ -	$ 9,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

BRAZOS INTERNATIONAL EXPLORATION, INC.

(an Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(RESTATED)

	Preferred Stock		Common Stock
	5,000,000 shares		70,000,000 shares				(Deficit)
	authorized		authorized				accumulated
		Par Value		Par Value	Additional	Stock	during the
	Shares	$.001 per	Shares	$.001 per	Paid-In	Subscription	exploration
	Issued	share	Issued	share	Capital	Receivable	stage	Total

BALANCE- January 11,2007 (inception)
Issuance of common stock for cash at $.0025 per share			14,000,000	14,000	21,000			35,000

Net Income (loss)							(24,617)	(24,617)
BALANCE- March 31, 2008	-	-	14,000,000	14,000	21,000	-	(24,617)	10,383

Issuance of common stock for exploration costs at $.0025 per share - August 12, 2008			2,000,000	2,000	(1,500)			500

Issuance of common stock for services at $.0025 per share - August 12, 2008			4,400,000	4,400	(3,300)			1,100

Net Income (loss)							(15,706)	(15,706)
BALANCE- March 31, 2009	-	-	20,400,000	20,400	16,200	-	(40,323)	(3,723)

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

F-6

NOTE 3 – MINERAL CLAIMS

On March 19, 2007, the Company entered into an agreement to acquire an option from Michael Carr which gives the Company the right to acquire a 100% undivided interest in certain mineral claims. The price of the option is $26,500 (due by March 24, 2009) and the issuance of 2,000,000 shares of the Company’s common stock to Mr. Carr. During the option period, the Company has the right to explore and test the mineral claims to determine if there are viable deposits. As of the balance sheet date, the Company has issued 2,000,000 shares to Mr. Carr, and has paid $5,000 as partial payment for these claims.

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

The Company has evaluated subsequent events through April 6, 2010, which is the date the financial statements were issued.

NOTE 7 – RESTATEMENT

We are restating our financial statements to correct the timing of when operating expenses were recorded based on the dates stock was issued. We are also correcting cumulative to-date disclosure related to General & Administrative expenses, which were previously understated. The effects of these adjustments on our financial statements are shown in the tables below.

Statement of Operations for the year ended March 31, 2009

Account	Originally reported	Restatement Adjustment	Restated
Exploration costs	$5,000	$500	$5,500
General and administrative	$9,106	$1,100	$10,206
Net Loss	$(14,106)	$(1,600)	$(15,706)

Cash Flows Statement for the year ended March 31, 2009

Account	Originally reported	Restatement Adjustment	Restated
Net Loss	$(14,106)	$(1,600)	$(15,706)
Issuance of stock for services rendered	$0	$1,100	$1,100
Issuance of stock for exploration claims	$0	$500	$500

Statement of Operations for the year ended March 31, 2008

Account	Originally reported	Restatement Adjustment	Restated
Exploration costs	$14,582	$(500)	$14,082
Net Loss	$(25,117)	$500	$(24,617)

Cash Flows Statement for the year ended March 31, 2008

Account	Originally reported	Restatement Adjustment	Restated
Net Loss	$(25,117)	$500	$(24,617)
Issuance of stock for exploration claims	$500	$(500)	$0

Statement of Stockholders’ Equity for the year ended March 31, 2008

Account	Originally reported	Restatement Adjustment	Restated
Common Stock shares issued	$20,400,000	$(6,400,000)	$14,000,000
Common Stock par value	$20,400	$(6,400)	$14,000
Additional Paid-In Capital	$16,200	$4,800	$21,000
(Deficit) accumulated during the exploration stage	$(26,217)	$1,600	$(24,617)

Statement of Operations from January 11, 2007 (Date of inception) to March 31, 2009

Account	Originally reported	Restatement Adjustment	Restated
General & administrative	$15,691	$5,050	$20,741
Net Loss	$(35,273)	$(5,050)	$(40,323)

Statement of Cash Flows from January 11, 2007 (Date of inception) to March 31, 2009

Account	Originally reported	Restatement Adjustment	Restated
Net Loss	$(35,273)	$(5,050)	$(40,323)
Increase (Decrease) in accounts payable	$0	$3,750	$3,750
Net Cash Used in Operating Activities	$(33,673)	$(1,300)	$(34,973)
Net Increase (Decrease) in Cash	$1,327	$(1,300)	$27
Cash at End of Period	$1,327	$(1,300)	$27

F-11