Form 10-K
period 2010-03-31
Brazos International Exploration, Inc.
filed 2010-07-07
CIK 1420924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2010
[_]	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

BRAZOS INTERNATIONAL EXPLORATION, INC.

(exact name of registrant as specified in charter)

       NEVADA                           000-53336                            01-0884561_______

State or other jurisdiction              Commission File No.           IRS Employer Identification No.

Incorporation or organization

1660 N W 19th Avenue, Pompano Beach, Florida 33069

 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 917.586.2118

With a copy to:

Stephen M. Fleming, Esq.

Law Offices of Stephen M. Fleming PLLC

49 Front Street, Suite 206

Rockville Centre, NY 10005

T: 516.833.5034

F: 516.977.1209

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of March 31, 2010 is $51,000.

As of March 31, 2010, the issuer had 5,100,000 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

BRAZOS INTERNATIONAL EXPLORATION, INC.

FORM 10-K/A

For the Fiscal Year Ended March 31, 2010

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

ITEM 1: DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on January 11, 2007.  Our principal offices are located at 1660 N W 19th Avenue, Pompano Beach, Florida 33069

We intended to be in the business of mineral property exploration.  We had an option to acquire a 100% interest in the mining claims comprising the Lac Dube claims, located approximately 200 km northwest and 65-70 km northeast of Montreal and Mont-Laurier, respectively. The property, which consists of 16 contiguous mining claims (940.04 ha), is situated in the Franchere Township (NTS Map 31J/15) in southwestern Quebec. The property is easily accessible by provincial highways, paved and all-weather gravel roads from major centers of Quebec (Montreal) and Quebec (Ottawa).

We acquired the option from Mr. Michael Carr of Calgary, Alberta.

Due to lack of viable deposits on the mineral claims the Company has abandoned the pursuit and exploration of the mineral claims offered by Mr. Carr. As of March 2, 2010, the Company has issued 500,000 shares of its common stock and paid $5,000 towards the claims option and these amounts have been expensed as exploration costs.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are totally depleted.  As of March 31, 2010 we had cash in the amount of $22.  We currently do not have any operations and we have no income.

Should we find an alternate mineral property, significant expenses will be incurred in connection with the exploration.  We do not currently have sufficient funds to continue in business and will be entirely dependent on loans or further equity investments from officers, directors and shareholders. Any sale of share capital will result in dilution to existing shareholders.

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

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our independent accountant’s report to our audited financial statements for the period ended March 31, 2010, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities.  If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

ITEM 2: PROPERTIES.

We maintain our principal office at 1660 N W 19th Avenue, Pompano Beach, Florida 33069

Our telephone number: 917.586.2118  F: 516.977.1209

These facilities are provided at no charge as a temporary office and mailing address by a officer and director. As of March 31, 2010 we have no other property.

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

52 Week Low $0.01 High: $0.45

Holders

As of March 31, 2010, the approximate number of stockholders of record of the Common Stock of the Company was 38.

Dividends

We have not declared any dividends.

Equity Compensation Plan Information

We do not have any equity compensation plan as of the date of this report.

Recent sales of unregistered securities

We completed an offering of 14,000,000 shares of our common stock at a price of $0.0025 per share to 35 purchasers from May through December, 2007.

On August 12, 2008 we issued 2,400,000 shares of our common stock to Mr. David Keating and 2,000,000 shares of our common stock to Mr. Mathew Elsner.  Mr. Keating is our president and Chief Executive Officer, our Treasurer and Principal Accounting Officer and director and Mr. Elsner is our Secretary and Director.  Mr. Keating and Mr. Elsner acquired these shares at a deemed price of $0.00025 per share for total amount $1,100.00 for the time, effort and expense of organizing the company.  These shares were issued pursuant to Section 4(2) and Regulations S of Rule 506 of the Securities Act of 1933 (the "Securities Act") and are restricted shares as defined in the Securities Act.

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

ITEM 9:  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

(a)

On August 6, 2009 the Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public accounting firm. On the same date, August 6, 2009,  the accounting firm of Madsen & Associates, CPAs Inc. was engaged as the Registrant’s new independent registered public accounting firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Madsen & Associates, CPAs Inc. as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended March 31, 2010 had a going concern qualification in the registrant's audited financial statements.

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

c)   Subsequent to the dismissal of Moore and Associates, Chartered the registrant engaged its new principal accountants to re-audit its finances from inception through March 31, 2009.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were not effective as of March 31, 2010 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers:

Directors, Executive Officers, Promoters and Control Persons

Our executive officers and directors and their respective ages as of June 30, 2010 are as follows:

Name of Director

Age

Samuel Weiss

   54

Mathew Elsner

   40

Executive Officers:

Name of Officer

David Keating

David J. Keating, President, Treasurer, Chief Executive Officer and Principal Accounting Officer

Mathew Elsner, Secretary

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Samuel Weiss, President, Treasurer Chief Executive Officer and Principal Accounting Officer

A attorney practicing in the State of New York, Mr. Weiss was admitted to the bar in 1974. He received his BA degree from New York University in 1971, his Juris Doctor from New York University in 1974 and his LLM in taxation from the same institution in 1977. He is a partner in the firm of Weiss and Federici LLP now located in Port Washington, New York.

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

26

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the named executive officers for the fiscal years ended October 31, 2007 and March 31, 2010.

Name and Principal Position (1)	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation ($)	All Other Compensation	Total ($) (4)
Samuel Weiss CEO, President, Director	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mathew Elsner CFO, Director	2009 2010	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Our independent registered public accounting firm billed us $ 6,000 during the fiscal year ended March 31, 2010 and $16,955 during the fiscal year ended March 31, 2009 for audit related services.

Tax Fees

Our independent registered public accounting firm billed us $0 for tax related work during fiscal years ended March 31, 2010, and billed us $ 0.00 for tax related work during the fiscal year ended March 31, 2008.

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

/s/   Samuel Weiss

By: Samuel Weiss

Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 2, 2010

BRAZOS INTERNATIONAL EXPLORATION, INC.

/s    Samuel Weiss

By: Samuel Weiss

Chairman, President and Chief Executive Officer

BRAZOS INTERNATIONAL EXPLORATION, INC.

(an Exploration Stage Company)

BALANCE SHEETS

	March 31,	March 31,
	2010	2009
ASSETS

Current Assets:
Cash	$ 22	$ 27

Total Assets	$ 22	$ 27

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 26,214	$ 3,750
Total Current Liabilities	26,214	3,750

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 20,400,000 shares issued and outstanding at March 31, 2010 and March 31, 2009	20,400	20,400
Additional paid in capital	16,200	16,200
Accumulated deficit during the exploration stage	(62,792)	(40,323)

Total Stockholders' Equity (Deficit)	(26,192)	(3,723)

Total Liabilities and Stockholders' Equity (Deficit)	$ 22	$ 27

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

BRAZOS INTERNATIONAL EXPLORATION, INC.

(an Exploration Stage Company)

STATEMENTS OF OPERATIONS

			From
			January 11,
			2007
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	Mar 31,	Mar 31,	Mar 31,
	2010	2009	2010

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	5,500	19,582
General & administrative	22,469	10,206	43,210
Total Operating Expenses	22,469	15,706	62,792

NET LOSS	$ (22,469)	$ (15,706)	$ (62,792)

Weighted Average Shares
Common Stock Outstanding	20,400,000	20,400,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			From
			January 11,
			2007
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	Mar 31,	Mar 31,	Mar 31,
	2010	2009	2010
Operating Activities:
Net Loss	$ (22,469)	$ 5,706)	$ (62,792)
Adjustments to reconcile net (loss) to net cash provided by operating activities:

Issuance of stock for services rendered	-	1,100	1,100
Issuance of stock for exploration claims	-	500	500
Increase (Decrease) in Accounts payable	22,464	3,750	26,214

Net Cash Used in Operating Activities	(5)	(10,356)	(34,978)

Investing Activities:	-	-	-

Financing Activities:
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	-	-	35,000

Net Increase (Decrease) in Cash	(5)	(10,356)	22

Cash at Beginning of Period	27	10,383	-

Cash at End of Year	$ 22	$ 27	$ 22

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

BRAZOS INTERNATIONAL EXPLORATION, INC.

(an Exploration Stage Company)

Statements of Stockholders' Equity (Deficit)

Preferred Stock		Common Stock
5,000,000 shares		70,000,000 shares				(Deficit)
authorized		authorized				accumulated
	Par Value		Par Value	Additional	Stock	during the
Shares	$.001 per	Shares	$.001 per	Paid-In	Subscription	exploration
Issued	share	Issued	share	Capital	Receivable	stage	Total

Issuance of shares at $.001 per share for services provided	-	$ -	2,400,000	$ 2,400	$ (1,800)	$ -	$ (600)	$ -
								-
Issuance of common stock at $.001 per share for claims - March 19, 2007			2,000,000	2,000	(1,500)		(500)	-
								-
Issuance of common stock at $.001 per share for services provided - November 2007			2,000,000	2,000	(1,500)		(500)	-
								-
Issuance of common stock for cash at $.01 per share - December 12, 2007			14,000,000	14,000	21,000			35,000
								-
Net Income (loss)							(24,617)	(24,617)
	-	-	20,400,000	20,400	16,200	-	(26,217)	10,383

Net Income (loss)							(14,106)	(14,106)
	-	-	20,400,000	20,400	16,200	-	(40,323)	(3,723)

Net Income (loss)							(22,469)	(22,469)
	-	-	20,400,000	20,400	16,200	-	(62,792)	(26,192)

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

ADVERTISING

As of March 31, 2010, we have incurred no advertising costs.

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

The Company has incurred net operating losses since inception of $62,792. The related deferred tax asset of approximately $21,000 has been fully offset by a valuation allowance. The net operating losses begin to expire in the year 2027.

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

Also, on August 18, 2008, the Company issued 2,000,000 shares of common stock to Michael Carr as partial payment for the acquisition of mineral claims (see Footnotes 3 and 6). These shares were valued at $.00025 per share for a total value of $500, which has been recorded as exploration costs in the financial statements.

On September 15, 2009, the Company executed a 4 for 1 forward stock split to bring the number of issued and outstanding shares of the Company’s common stock to 20,400,000. All common stock references in these financial statements have been retroactively adjusted for this stock split.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 62,792 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENTS

On May 28, 2010, the registrant entered into a services agreement (the “Agreement”) with Renfro Holdings, Inc. (“Renfro”) whereby Renfro will assist the Company in acquiring oil and gas companies by locating the appropriate candidates for acquisition, including Renfro Energy LLC (the “Services”).  In consideration for providing the Services and a conditional option to acquire all of the units of Renfro Energy LLC (pending the delivery and approval of audited financial statements, the Company issued to Renfro 24,000,000 shares of common stock, $0.001 par value per share. The issuance of these shares constitutes a change in control.

These shares were valued using the prices normally paid for related services and the conditional option which was   $ 24,000 or  $ 0.001 per share. This amount will be recognized over the term of the services agreement, which is one year.

The Company has evaluated subsequent events through July 1, 2010, which is the date these financial statements were issued.