Form 10-K/A
period 2010-03-31
Brazos International Exploration, Inc.
filed 2010-07-16
CIK 1420924

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

As of March 31, 2010, the issuer had 20,400,000 outstanding shares of Common Stock.

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

ITEM 1 A: RISK FACTORS

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

Our president, Mr. Weiss intends to devote about 10 hours per week to our business affairs. It is possible that the demands on Mr. Weiss from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.  In addition, Mr. Weiss may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

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

ITEM 2: PROPERTIES.

We maintain our principal office at 1660 N W 19th Avenue, Pompano Beach, Florida 33069

Our telephone number: 917.586.2118 F: 516.977.1209

These facilities are provided at no charge as a temporary office and mailing address by an officer and director. As of March 31, 2010 we have no other property.

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

Recent sales of unregistered securities

We completed an offering of 3,500,000 shares of our common stock at a price of $0.01 per share to 35 purchasers from May through December, 2007.

On August 12, 2008 we issued 600,000 shares of our common stock to Mr. David Keating our former president and CEO and 500,000 shares of our common stock to Mr. Mathew Elsner.  Mr. Keating is our former president and Chief Executive Officer, our Treasurer and Principal Accounting Officer and director and has been replaced by Samuel Weiss, and Mr. Elsner remains our Secretary and Director.  Mr. Keating and Mr. Elsner acquired these shares at a deemed price of $0.001 per share for total amount $1,100.00 for the time, effort and expense of organizing the company.  These shares were issued pursuant to Section 4(2) and Regulations S of Rule 506 of the Securities Act of 1933 (the "Securities Act") and are restricted shares as defined in the Securities Act.

We issued 500,000 shares of our common stock to Mr. Michael Carr at a price of $0.01 on August 12, 2008 as partial payment for our Lac Dube claims.

On September 15th 2009, the company executed a 4 for 1 forward stock split to bring the number of issued and outstanding shares of the Company’s common stock to 20,400,000.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Brazos International Exploration, Inc. (an Exploration Stage Company)

We have audited the accompanying balance sheets of Brazos International Exploration, Inc. (an Exploration Stage Company) (the Company) as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2010 and for the period from January 11, 2007 (date of inception) to March 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazos International Exploration, Inc. (an Exploration Stage Company) as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2010 and for the period from January 11, 2007 (date of inception) to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

 s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah  84107

July 7, 2010

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                             BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			From
			January 11,
			2007
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	Mar 31,	Mar 31,	Mar 31,
	2010	2009	2010
Operating Activities:
Net Loss	$ (22,469)	$ (15,706)	$ (62,792)
Adjustments to reconcile net (loss) to net cash provided by operating activities:

Issuance of stock for services rendered	-	1,100	1,100
Issuance of stock for exploration claims	-	500	500
Increase (Decrease) in Accounts payable	22,464	3,750	26,214

Net Cash Used in Operating Activities	(5)	(10,356)	(34,978)

Investing Activities:	-	-	-

Financing Activities:
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	-	-	35,000

Net Increase (Decrease) in Cash	(5)	(10,356)	22

Cash at Beginning of Period	27	10,383	-

Cash at End of Year	$ 22	$ 27	$ 22

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

                                       BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

                                       BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

ITEM 9A (T): CONTROLS & PROCEDURES

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers:

Directors, Executive Officers, Promoters and Control Persons

Our executive officers and directors and their respective ages as of March 31, 2010 are as follows:

Name of Director                                                  Age

Samuel Weiss

   54

Mathew  Elsner                                                        40

Executive Officers:

Name of Officer

Samuel Weis

                                                                  Samuel Weiss, President, Treasurer, Chief Executive Officer and Principal Accounting Officer

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

*  Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 15, 2010

BRAZOS INTERNATIONAL EXPLORATION

/s/   Samuel Weiss

By: Samuel Weiss

Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 15, 2010

BRAZOS INTERNATIONAL EXPLORATION, INC.

/s    Samuel Weiss

By: Samuel Weiss

Chairman, President and Chief Executive Officer