Form 10-Q
period 2010-06-30
Brazos International Exploration, Inc.
filed 2010-08-10
CIK 1420924

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common equity as of the last practicable date: 44,400,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

             As of the date of this report the Registrant had 44,400,000 shares issued and outstanding

Item 1.

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Unaudited)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2010	2010
ASSETS

Current Assets:
Cash	$ 22	$ 22

Total Assets	$ 22	$ 22

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 8,714	$ 26,214
Advances from shareholders	$ 24,750	$ -
Total Current Liabilities	33,464	26,214

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 44,400,000 shares issued and outstanding at June 30, 2010 and 20,400,000 shares issued and outstanding at March 31, 2010	44,400	20,400
Additional paid in capital	16,200	16,200
Accumulated deficit during the exploration stage	(94,042)	(62,792)

Total Stockholders' Equity (Deficit)	(33,442)	(26,192)

Total Liabilities and Stockholders' Equity (Deficit)	$ 22	$ 22

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

			From
			January 11,
	For the	For the	2007
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	June 30,	June 30,	June 30,
	2010	2009	2010

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
Exploration costs	-	-	19,582
General & administrative	31,250	-	74,460
Total Operating Expenses	31,250	-	94,042

NET LOSS	$ (31,250)	$ -	$ (94,042)

Weighted Average Shares
Common Stock Outstanding	29,103,297	20,400,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ -

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

			From
			January 11,
	For the	For the	2007
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	June 30,	June 30,	June 30,
	2010	2009	2010
Operating Activities:
Net Loss	$ (31,250)	$ -	$ (94,042)
Adjustments to reconcile net (loss) to net cash provided by operating activites:

Issuance of stock for services rendered	24,000	-	25,100
Issuance of stock for exploration claims	-	-	500
Increase (Decrease) in Accounts payable	(17,500)	-	8,714

Net Cash Used in Operating Activities	(24,750)	-	(59,728)

Investing Activities:	-	-	-

Financing Activities:
Advances from shareholder	24,750	-	24,750
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	24,750	-	59,750

Net Increase (Decrease) in Cash	-	-	22

Cash at Beginning of Period	22	27	-

Cash at End of Year	$ 22	$ 27	$ 22

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ 24,000	$ -	$ 25,100
Issuance of stock for claims purchase	$ -	$ -	$ 500

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

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2010 and the results of its operations and cash flows for the three months ended June 30, 2010. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results for a full year period.

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

On

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 70,040 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 9, 2010, which is the date the financial statements were issued.

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

Results of Operations for Period Ending June 30, 2010

We did not earn any revenues during the period ending June 30, 2010.  We have not commenced the exploration program that is part of our business plan and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $70,042 for the period from our inception on January 12, 2000 to June 30, 2010. These operating expenses were comprised of general and administrative costs of $50,460 and mineral exploration costs of $19,582. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2010, the Company entered into a services agreement (the “Agreement”) with Renfro Holdings, Inc. (“Renfro”) whereby Renfro will assist the Company in acquiring oil and gas companies by locating the appropriate candidates for acquisition, including Renfro Energy LLC (the “Services”).  In consideration for providing the Services, the Company will issue to Renfro 24,000,000 shares of common stock, $0.001 par value per share.  Accordingly, the Company now has 44,400,000 shares of common stock outstanding.

The issuance of the shares of common stock was made in reliance upon exemptions from registration pursuant to section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D thereunder.  Renfro is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

A report on Form 8K regarding this event is attached to this filing as Exhibit 95.2

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

On April 28, 2010 David Keating, Director, President, Chief Executive Officer, Chief Financial Offer and Principle Accounting Officer resigned from all offices and as a director of the registrant, effective immediately.

Samuel G. Weiss was immediately appointed to the Board of Directors and was appointed to fill all offices vacated by Mr. Keating.

A attorney practicing in the State of New York, Mr. Weiss was admitted to the bar in 1974. He received his BA degree from New York University in 1971, his Juris Doctor from New York University in 1974 and his LLM in taxation from the same institution in 1977. He is a partner in the firm of Weiss and Federici LLP now located in Port Washington, New York.

A report on Form 8K regarding this is attached to this filing as Exhibit 95.1.

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

Exhibit 99.1 Form 8K filed April 28, 2010

Exhibit 99.2 Form 8K filed May 28, 2010

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BRAZOS INTERNATIONAL EXPLORATION, INC.

Dated August 10, 2010

/s/ Samuel Weiss

     Samuel Weiss, Director, President and Chief Executive Officer

/s/ Mathew Elsner