Form 10-Q
period 2010-09-30
Brazos International Exploration, Inc.
filed 2010-11-19
CIK 1420924

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Item 1.

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Unaudited)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

      (unaudited)

	September 30,	March 31,
	2010	2010
ASSETS

Current Assets:
Cash	$ 22	$ 22
Prepaid expense	16,000	-

Total Assets	$ 16,022	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 8,714	$ 26,214
Advances from shareholders	24,750	-
Total Current Liabilities	33,464	26,214

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 44,400,000 shares issued and outstanding at Sep. 30, 2010 and 20,400,000 shares issued and outstanding at March 31, 2010	44,400	20,400
Additional paid in capital	16,200	16,200
Accumulated deficit during the exploration stage	(78,042)	(62,792)

Total Stockholders' Equity (Deficit)	(17,442)	(26,192)

Total Liabilities and Stockholders' Equity (Deficit)	$ 16,022	$ 22

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

					From
					January 11,
	For the	For the	For the	For the	2007
	three	three	six	six	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2010	2009	2010	2009	2010

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	-	19,582
General & administrative	6,000	2,509	15,250	2,509	58,460
Total Operating Expenses	6,000	2,509	15,250	2,509	78,042

NET LOSS	$ (6,000)	$ (2,509)	$ (15,250)	$ (2,509)	$ (78,042)

Weighted Average Shares
Common Stock Outstanding	44,400,000	20,400,000	36,793,443	20,400,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			From
			January 11,
	For the	For the	2007
	six	six	(Date of
	months	months	inception)
	ended	ended	to
	Sep. 30,	Sep. 30,	Sep. 30,
	2010	2009	2010
Operating Activities:
Net Loss	$ (15,250)	$ (2,509)	$ (78,042)
Adjustments to reconcile net (loss) to net cash used in operating activites:

Issuance of stock for services rendered	24,000	-	25,100
Issuance of stock for exploration claims	-	-	500
Increase in Prepaid expenses	(16,000)	-	(16,000)
Increase (Decrease) in Accounts payable	(17,500)	2,482	8,714

Net Cash Used in Operating Activities	(24,750)	(27)	(59,728)

Investing Activities:	-	-	-

Financing Activities:
Advances from shareholder	24,750	-	24,750
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	24,750	-	59,750

Net Increase (Decrease) in Cash	-	(27)	22

Cash at Beginning of Period	22	27	-

Cash at End of Year	$ 22	$ -	$ 22

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ 24,000	$ -	$ 25,100
Issuance of stock for claims purchase	$ -	$ -	$ 500

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

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2010 and the results of its operations and cash flows for the three and six months ended September 30, 2010. The results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of the results for a full year period.

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

On May 28, 2010, the registrant entered into a service agreement (the “Agreement”) with Renfro Holdings, Inc. (“Renfro”) (a related party) whereby Renfro will assist the Company in acquiring oil and gas companies by locating the appropriate candidates for acquisition. In consideration for providing these services, the Company issued to Renfro 24,000,000 shares of common stock. These shares were valued using the prices normally paid for related services, which was $ 24,000 or $ 0.001 per share. This amount will be recognized over the term of the services agreement, which is one year.

NOTE 5 – RELATED PARTY TRANSACTIONS

As identified in Footnote 4 above, the Company entered into a services agreement with Renfro, which is a related party as the CEO of Renfro is a Director of the Company.

For the six months ended September 30, 2010, the Company has received cash advances from a shareholder of $24,750. These advances are payable on demand, and non-interest bearing.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $ 78,042 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 19, 2010, which is the date these financial statements were issued.

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

Results of Operations for Period Ending September 30, 2010

We did not earn any revenues during the period ending September 30, 2010.  We have not commenced the exploration program that is part of our business plan and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $78,042 for the period from our inception on January 12, 2000 to September 30, 2010. These operating expenses were comprised of general and administrative costs of $58,460 and mineral exploration costs of $19,582. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2010, the Company entered into a service agreement (the “Agreement”) with Renfro Holdings, Inc. (“Renfro”) whereby Renfro will assist the Company in acquiring oil and gas companies by locating the appropriate candidates for acquisition, including Renfro Energy LLC (the “Services”).  In consideration for providing the Services, the Company issued to Renfro 24,000,000 shares of common stock, $0.001 par value per share.  Accordingly, the Company now has 44,400,000 shares of common stock outstanding.

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

Dated November 19, 2010

/s/ Samuel Weiss

     Samuel Weiss, Director, President and Chief Executive Officer

/s/ Mathew Elsner