Form 10-K/A
period 2010-03-31
Brazos International Exploration, Inc.
filed 2010-12-14
CIK 1420924

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

(2)  Provide reasonable  assurance  that  transactions  are  recorded  a  necessary to permit preparation of financial  statements in accordance with generally accepted accounting  principles,  and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition,  use or  disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting   as of the year ended March 31, 2010.  We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting  firm regarding  internal  control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit the Company to provide only  management's report in this annual report.

There was no change in our  internal  control  over  financial  reporting  that occurred  during the fiscal  year  ended June 30,2010,  that has  materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Samuel Weiss, President, Treasurer Chief Executive Officer and Principal Accounting Officer

An attorney practicing in the State of New York, Mr. Weiss was admitted to the bar in 1974. He received his BA degree from New York University in 1971, his Juris Doctor from New York University in 1974 and his LLM in taxation from the same institution in 1977. He is a partner in the firm of Weiss and Federici LLP now located in Port Washington, New York.

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

*  Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 13, 2010

BRAZOS INTERNATIONAL EXPLORATION

/s/   Samuel Weiss

By: Samuel Weiss

Chairman, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 13, 2010

BRAZOS INTERNATIONAL EXPLORATION, INC.

/s    Samuel Weiss

By: Samuel Weiss

Chairman, President and Chief Executive Officer