Form 10-Q/A
period 2010-09-30
Brazos International Exploration, Inc.
filed 2010-12-14
CIK 1420924

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q/A

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

Item 1.

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 (Unaudited)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

      (unaudited)

	September 30,	March 31,
	2010	2010
ASSETS

Current Assets:
Cash	$ 22	$ 22
Prepaid expenses	$ 16,000	$ -
Total Assets	$ 16,022	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 8,714	$ 26,214
Advances from shareholders	24,750	-
Total Current Liabilities	33,464	26,214

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 44,400,000 shares issued and outstanding at Sep. 30, 2010 and 20,400,000 shares issued and outstanding at March 31, 2010	44,400	20,400
Additional paid in capital	16,200	16,200
Accumulated deficit during the exploration stage	(78,042)	(62,792)

Total Stockholders' Equity (Deficit)	(17,442)	(26,192)

Total Liabilities and Stockholders' Equity (Deficit)	$ 16,022	$ 22

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

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and concluded that disclosure controls and procedures were not effective as of September 30, 2010 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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