Form 10-Q
period 2010-12-31
Brazos International Exploration, Inc.
filed 2011-02-22
CIK 1420924

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number   000-53336

BRAZOS INTERNATIONAL EXPLORATION, INC.

 Exact name of small business issuer as specified in its charter

Nevada                                                                                                  01-0884561

(State or other jurisdiction of

                   I.R.S. Employer

               incorporation or organization)

            Identification Number

2708 Wagonwheel  Dr.Carrollton, Texas 75006

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

Item 1.

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

        INTERIM FINANCIAL STATEMENTS

         As at December 31, 2010  (Unaudited)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

BALANCE SHEETS

As at Decemnber 31, 2010

(unaudited)

	31-Dec	March 31,
	2010	2010
ASSETS

Current Assets:
Cash	$ 22	$ 22

Total Assets	$ 22	$ 22

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 8,714	$ 26,214
Advances from shareholders	$ 24,750	$ -
Total Current Liabilities	33,464	26,214

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 44,400,000 shares issued and outstanding at Sep. 30, 2010 and 20,400,000 shares issued and outstanding at March 31, 2010	44,400	20,400
Additional paid in capital	16,200	16,200
Accumulated deficit during the exploration stage	(94,042)	(62,792)

Total Stockholders' Equity (Deficit)	(33,442)	(26,192)

Total Liabilities and Stockholders' Equity (Deficit)	$ 22	$ 22

SEE ATTACHED NOTES

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2010

(unaudited)

					From
					January 11,
	For the	For the	For the	For the	2007
	three	three	nine	nine	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	31-Dec	31-Dec	31-Dec	31-Dec	31-Dec
	2010	2009	2010	2009	2010
Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-
Operating Expenses:
Exploration costs	-	-	-	-	19,582
General & administrative	-	14,325	31,250	16,839	74,460
Total Operating Expenses	-	14,325	31,250	16,839	94,042
NET LOSS	$ -	$ (14,325)	$ (31,250)	$ (16,839)	$ (94,042)
Weighted Average Shares
Common Stock Outstanding	44,400,000	20,400,000	36,793,443	20,400,000
Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ (0.00)	$ (0.00)	$ (0.00)

SEE ATTACHED NOTES

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2010

(unaudited)

			From
			January 11,
	For the	For the	2007
	Nine	nine	(Date of
	Months	months	inception)
	Ended	ended	to
	31-Dec	31-Dec	31-Dec
	2010	2009	2010
Operating Activities:
Net Loss	$ 1,250)	$ (16,839)	$ (94,042)
Adjustments to reconcile net (loss) to net cash provided by operating activites:
Issuance of stock for services rendered	24,000	-	25,100
Issuance of stock for exploration claims	-	-	500
Increase (Decrease) in Accounts payable	(17,500)	16,834	8,714
Net Cash Used in Operating Activities	(24,750)	(5)	(59,728)
Investing Activities:	-	-	-
Financing Activities:
Advances from shareholder	24,750	-	24,750
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	24,750	-	59,750
Net Increase (Decrease) in Cash	-	(5)	22

Cash at Beginning of Period	22	27	-
Cash at End of Year	$ 22	$ 22	$ 22

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ 24,000	$ -	$ 25,100
Issuance of stock for claims purchase	$ -	$ -	$ 500

SEE ATTACHED NOTES

BRAZOS INTERNATIONAL EXPLORATION, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

Brazos International Exploration, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 11, 2007.  The Company’s activities to date have been limited to organization and capital formation.  The Company is an exploration stage company and is attempting to acquire a series of mining claims for exploration and has formulated a business plan to investigate the possibilities of viable mineral deposits. The Company has also entered into a letter of intent to acquire a substantial Dallas-based oil and gas exploration company. The Company has adopted March 31 as its fiscal year end.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company entered a letter of intent with Renfro Energy LLC, a company owned by James Renfro, a director of the Company, pursuant to which the Company agreed to acquire Renfro Energy, LLC, a Dallas-based independent oil company with oil and gas assets in Cameron Parish, Louisiana.  The closing of the acquisition of Renfro Energy LLC is subject to various conditions including raising the required capital to fund the purchase price, board approval, entering definitive documentation and other standard closing conditions.  As such, there is no guarantee the Company will be able to close such acquisition. A copy of this letter is included in this filing as Exhibit 95.1

Item 2. Managements discussion and Plan of Operations

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

Subsequent to the above occurrence a Letter of Intent was executed, subject to certain conditions, whereby the Company would acquire the membership interests of Renfro Energy LLC and all of its assets, with certain exceptions. The closing date of June 1, 2010 has been extended by mutual consent indefinitely. Preparations are underway to prepare the documentation necessary to comply with regulatory regulations.

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

On May 28, 2010, Brazos International Exploration, Inc. entered into a services agreement (the “Agreement”) with Renfro Holdings, Inc. (“Renfro”) whereby Renfro will assist the Company in acquiring oil and gas companies by locating the appropriate candidates for acquisition, including Renfro Energy LLC (the “Services”).  In consideration for providing the Services, the Company will issue to Renfro 24,000,000 shares of common stock, $0.001 par value per share.  Accordingly, the Company now has 44,400,000 shares of common stock outstanding.

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

Exhibit 99.1 Letter of Intent.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BRAZOS INTERNATIONAL EXPLORATION, INC.

Dated February 22, 2011

/s/ Samuel Weiss

     Samuel Weiss, Director, President and Chief Executive Officer