Form 10-Q/A
period 2010-12-31
Brazos International Exploration, Inc.
filed 2011-02-22
CIK 1420924

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q /A

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

(State or other jurisdiction of

                   I.R.S. Employer

               incorporation or organization)

            Identification Number

2708 Wagonwheel  Drive, Carrollton, Texas 75006

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

Item 1.

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

        INTERIM FINANCIAL STATEMENTS

         As at December 31, 2010  (Unaudited)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

BALANCE SHEETS

As at Decemnber 31, 2010

(unaudited)

	December 31,	March 31,
	2010	2010
ASSETS

Current Assets:
Cash	$ 22	$ 22
Prepaid expense	16,000	-

Total Assets	$ 16,022	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 8,714	$ 26,214
Advances from shareholders	24,750	-
Total Current Liabilities	33,464	26,214

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 44,400,000 shares issued and outstanding at Dec. 31, 2010 and 20,400,000 shares issued and outstanding at March 31, 2010	44,400	20,400
Additional paid in capital	16,200	16,200
Accumulated deficit during the exploration stage	(78,042)	(62,792)

Total Stockholders' Equity (Deficit)	(17,442)	(26,192)

Total Liabilities and Stockholders' Equity (Deficit)	$ 16,022	$ 22

SEE ATTACHED NOTES

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2010

(unaudited)

					From
					January 11,
	For the	For the	For the	For the	2007
	three	three	nine	nine	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2010	2009	2010	2009	2010

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
Exploration costs	-	-	-	-	19,582
General & administrative	-	14,325	15,250	16,839	58,460
Total Operating Expenses	-	14,325	15,250	16,839	78,042

NET LOSS	$ -	$ (14,325)	$ (15,250)	$ (16,839)	$ (78,042)

Weighted Average Shares
Common Stock Outstanding	44,400,000	20,400,000	36,793,443	20,400,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ (0.00)	$ (0.00)	$ (0.00)

SEE ATTACHED NOTES

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2010

(unaudited)

			From
			January 11,
	For the	For the	2007
	nine	nine	(Date of
	months	months	inception)
	ended	ended	to
	Sep. 30,	Sep. 30,	Sep. 30,
	2010	2009	2010
Operating Activities:
Net Loss	$ (15,250)	$ (16,839)	$ (78,042)
Adjustments to reconcile net (loss) to net cash used in operating activites:

Issuance of stock for services rendered	24,000	-	25,100
Issuance of stock for exploration claims	-	-	500
Increase in Prepaid expenses	(16,000)	-	(16,000)
Increase (Decrease) in Accounts payable	(17,500)	16,834	8,714

Net Cash Used in Operating Activities	(24,750)	(5)	(59,728)

Investing Activities:	-	-	-

Financing Activities:
Advances from shareholder	24,750	-	24,750
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	24,750	-	59,750

Net Increase (Decrease) in Cash	-	(5)	22

Cash at Beginning of Period	22	27	-

Cash at End of Year	$ 22	$ 22	$ 22

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ 24,000	$ -	$ 25,100
Issuance of stock for claims purchase	$ -	$ -	$ 500

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