Form 10-Q/A
period 2010-12-31
Brazos International Exploration, Inc.
filed 2011-03-03
CIK 1420924

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

Common equity as of the last practicable date: 888,000,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [__]

             As of the date of this report the Registrant had 888,000,000 shares issued and outstanding

Item 1.

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

        INTERIM FINANCIAL STATEMENTS

         As at December 31, 2010  (Unaudited)

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

BALANCE SHEETS

As at Decemnber 31, 2010

(unaudited)

	31-Dec	March 31,
	2010	2010
ASSETS

Current Assets:
Cash	$ 22	$ 22

Total Assets	$ 22	$ 22

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 8,714	$ 26,214
Advances from shareholders	$ 24,750	$ -
Total Current Liabilities	33,464	26,214

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 888,000,000 shares issued and outstanding at Sep. 30, 2010 and 20,400,000 shares issued and outstanding at March 31, 2010	44,400	20,400
Additional paid in capital	16,200	16,200
Accumulated deficit during the exploration stage	(94,042)	(62,792)

Total Stockholders' Equity (Deficit)	(33,442)	(26,192)

Total Liabilities and Stockholders' Equity (Deficit)	$ 22	$ 22

SEE ATTACHED NOTES

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2010

(unaudited)

					From
					January 11,
	For the	For the	For the	For the	2007
	three	three	nine	nine	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	31-Dec	31-Dec	31-Dec	31-Dec	31-Dec
	2010	2009	2010	2009	2010
Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-
Operating Expenses:
Exploration costs	-	-	-	-	19,582
General & administrative	-	14,325	31,250	16,839	74,460
Total Operating Expenses	-	14,325	31,250	16,839	94,042
NET LOSS	$ -	$ (14,325)	$ (31,250)	$ (16,839)	$ (94,042)
Weighted Average Shares
Common Stock Outstanding	888,000,000	20,400,000	36,793,443	20,400,000
Net Loss Per Share
(Basic and Fully Dilutive)	$ -	$ (0.00)	$ (0.00)	$ (0.00)

SEE ATTACHED NOTES

BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2010

(unaudited)

			From
			January 11,
	For the	For the	2007
	Nine	nine	(Date of
	Months	months	inception)
	Ended	ended	to
	31-Dec	31-Dec	31-Dec
	2010	2009	2010
Operating Activities:
Net Loss	$ (31,250)	$ (16,839)	$ (94,042)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Issuance of stock for services rendered	24,000	-	25,100
Issuance of stock for exploration claims	-	-	500
Increase (Decrease) in Accounts payable	(17,500)	16,834	8,714
Net Cash Used in Operating Activities	(24,750)	(5)	(59,728)
Investing Activities:	-	-	-
Financing Activities:
Advances from shareholder	24,750	-	24,750
Issuance of common stock for cash	-	-	35,000
Net Cash Provided by Financing Activities	24,750	-	59,750
Net Increase (Decrease) in Cash	-	(5)	22

Cash at Beginning of Period	22	27	-
Cash at End of Year	$ 22	$ 22	$ 22

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ 24,000	$ -	$ 25,100
Issuance of stock for claims purchase	$ -	$ -	$ 500

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

On August 12, 2010 the company declared a stock dividend of 19 (nineteen) additional common shares for each common share owned as of the record date.  This dividend brought the issued and outstanding shares to 888,000,000

NOTE 5 – GOING CONCERN

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