Form 10-K/A
period 2010-03-31
Brazos International Exploration, Inc.
filed 2011-03-09
CIK 1420924

Unknown;Stephen M. Fleming;Evan J. Costaldo;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

placeCityWASHINGTON, StateD.C. PostalCode20549

FORM 10-K/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2010
[_]	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

BRAZOS INTERNATIONAL EXPLORATION, INC.

(exact name of registrant as specified in charter)

       placeStateNEVADA                           000-53336                            01-0884561_______

State or other jurisdiction              Commission File No.           IRS Employer Identification No.

InPersonNamecorporation or organization

addressStreet2818 FORT HAMILTON PARKWAY CityBROOKLYN, StateNY PostalCode11218

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

ITEM 1: DESCRIPTION OF BUSINESS

We were inPersonNamecorporated in the State of placeStateNevada on January 11, 2007.  Our principal offices are located at addressStreet1660 N W 19 th Avenue, CityPompano Beach, StateFlorida PostalCode33069

We intended to be in the business of mineral property exploration.  We had an option to acquire a 100% interest in the mining claims comprising the Lac Dube claims, located approximately 200 km northwest and 65-70 km northeast of placeCityMontreal and Mont-Laurier, respectively. The property, which consists of 16 contiguous mining claims (940.04 ha), is situated in the PlaceNameFranchere PlaceTypeTownship (NTS Map 31J/15) in southwestern placeStateQuebec. The property is easily accessible by provincial highways, paved and all-weather gravel roads from major centers of StateQuebec (CityMontreal) and StateQuebec (placeCityOttawa).

We acquired the option from Mr. Michael Carr of placeCityCalgary, StateAlberta.

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

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were inPersonNamecorporated on January 11, 2007 and have been involved primarily in organizational activities and the acquisition of our mineral property.  We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new small “micro-cap” ventures and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the organization, infrastructure and implementation of a new business plan of any kind.

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

Risks Relating to Our Common Stock :

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

Authorization of preferred stock.

Our Certificate of InPersonNamecorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

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

ITEM 2: PROPERTIES.

We maintain our principal office at addressStreet1660 N W 19 th Avenue, CityPompano Beach, StateFlorida PostalCode33069

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

On August 12, 2008 we issued 600,000 shares of our common stock to Mr. PersonNameDavid Keating our former president and CEO and 500,000 shares of our common stock to Mr. Mathew Elsner.  Mr. Keating is our former president and Chief Executive Officer, our Treasurer and Principal Accounting Officer and director and has been replaced by Samuel Weiss, and Mr. Elsner remains our Secretary and Director.  Mr. Keating and Mr. Elsner acquired these shares at a deemed price of $0.001 per share for total amount $1,100.00 for the time, effort and expense of organizing the company.  These shares were issued pursuant to Section 4(2) and Regulations S of Rule 506 of the Securities Act of 1933 (the "Securities Act") and are restricted shares as defined in the Securities Act.

We issued 500,000 shares of our common stock to Mr. Michael Carr at a price of $0.01 on August 12, 2008 as partial payment for our Lac Dube claims.

On September 15 th 2009, the company executed a 4 for 1 forward stock split to bring the number of issued and outstanding shares of the Company’s common stock to 20,400,000.

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

Overview

The registrant’s original plan was to explore and hopefully establish a commercially viable mineral deposit on the Lac Dube claims in the PlaceTypeprovince of PlaceNameQuebec, placecountry-regionCanada. In February of 2009 management decided to drop those claims. We have been seeking other exploration opportunities with very limited success. The rebound in the prices of gold, silver, platinum and uranium have put a unrealistic premium on the asking prices decent prospects.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (placecountry-regionUnited States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

 s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

placeCitySalt Lake City, StateUtah  PostalCode84107

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                         BRAZOS INTERNATIONAL EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

Brazos International Exploration, Inc. (the “Company”) was inPersonNamecorporated under the laws of the State of placeStateNevada on January 11, 2007.  The Company’s activities to date have been limited to organization and capital formation.  The Company is an exploration stage company and is attempting to acquire a series of mining claims for exploration and has formulated a business plan to investigate the possibilities of viable mineral deposits. The Company has adopted March 31 as its fiscal year end.

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

The PCAOB has revoked the registration of Moore and Associates Chartered, on August 27 th , 2009 because of violations of PCAOB rules and quality controls standards, and section 10(b) of the securities exchange act of 1934and rule 10b-5theereunder, and non cooperation with a board investigator.

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

ITEM 9A (T): CONTROLS & PROCEDURES

MANAGEMENT’S placeCityREPORT StateON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective for the reporting period ending March 31, 2010.

Managements Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations and provide only reasonable assurance, not absolute assurance, with respect to financial statement preparation and presentation. The design of an internal control system reflects resource constraints and the benefits must be considered relative to the costs of implementing and maintaining the system.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of March 31, 2010 the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the year ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers:

Directors, Executive Officers, Promoters and Control Persons

Our executive officers and directors and their respective ages as of March 31, 2010 are as follows:

Name of Director                                                    Age

Samuel Weiss

   54

Mathew  Elsner                                                        40*

Executive Officers:

Name of Officer

Samuel Weis

                                                                   Samuel Weiss , President, Treasurer, Chief Executive Officer and Principal Accounting Officer

* Mathew Elsner , Secretary.  Mr. Elsner resigned as Secretary of the Company in August 2010.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Samuel Weiss, President, Treasurer Chief Executive Officer and Principal Accounting Officer

An attorney practicing in the State of PersonNamePersonNameNew York, Mr. Weiss was admitted to the bar in 1974. He received his BA degree from PersonNameNew York PersonNameUniversity in 1971, his Juris Doctor from PersonNamePersonNameNew York PersonNameUniversity in 1974 and his LLM in taxation from the same institution in 1977. He is a partner in the firm of Weiss and Federici LLP now located in PersonNamePersonNamePort Washington, PersonNameNew York.

Mathew Elsner, Secretary

EDUCATION:

9/02 – 5/04 BARUCH COLLEGE, Zicklin PersonNamePersonNameSchool of Business, PersonNameNew York, NY

Full-Time Honors Program

Master of Business Administration, June 2004

Concentration: Marketing

•

Jack Nash Scholar – 3.7 GPA (4.0 GPA for marketing coursework)

•

Founder and President, Corporate Responsibility, Ethics, and Governance Association

•

Co-author, Baruch Student Guide to Academic Integrity

PersonNameNEW YORK PersonNameUNIVERSITY, PersonNameCollege of PersonNameArts and Sciences, PersonNamePersonNameNew York, PersonNameNY

Bachelor of Arts, May 1995

Concentrations: International Politics, History

Dean’s List

11/07 – PRES.  INDEPENDENT CONSULTANT (MARKETING AND MANAGEMENT)

7/07 – 11/07      PR NEWS WIRE

7/06 – 7/07        INDEPENDENT CONSULTANT (MARKETING

7/04 – 7/06        SHOWTIME NETWORKS INC.

       Senior Manager, Point of PersonNamePersonNameSale Marketing/Training

12/03-5/04        PersonNamePersonNameINTERNATIONAL PersonNameCENTER FOR CORPORATE ACCOUNTABILITY, INC.

       PersonNamePersonNameNew York, PersonNameNY Senior Research Associate

6/03-8/03           PEACEWORKS, LLP .

       PersonNamePersonNameNew York, PersonNameNY Public Relations/Marketing Maven (Summer MBA Internship)

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

Title of                               Name and address                  beneficial                        Percent

Class                                of beneficial owner                  ownership                        of class

Common	PersonNameDavid Keating PersonNamePersonName2818 Fort Hamilton Parkway PersonNamePersonNameBrooklyn, PersonNameNY PersonName11218	2,400,000	11.76

Common	Mathew Elsner PersonNamePersonName92 Newel Street PersonNamePersonNameBrooklyn, PersonNameNY	2,000,000	9.80

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit No.	Description

3.1 *	Articles of InPersonNamecorporation (filed as exhibit to S-1 filed on June 2, 2008)
3.2 *	Bylaws of the Company (filed as exhibit to S-1 filed on June 2, 2008)
10.1 *	Claims Purchase Agreement (filed as exhibit to SB-1 filed on June 2, 2008)
23.1 *	Auditor’s consent
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*  Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2011

BRAZOS INTERNATIONAL EXPLORATION INC.

/s/   Samuel Weiss

By: Samuel Weiss

Chairman, President and Chief Executive Officer

(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2011

BRAZOS INTERNATIONAL EXPLORATION, INC.

/s    Samuel Weiss

By: Samuel Weiss

Chairman, President and Chief Executive Officer

(Principal Executive, Financial and Accounting Officer)

/s/James R. Renfro

James R. Renfro

Director