Form 10-Q/A
period 2010-09-30
Brazos International Exploration, Inc.
filed 2011-03-09
CIK 1420924

               United States

Securities and Exchange Commission

StateStateWashington, StateDC State20549

FORM 10Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number    000-53336

BRAZOS INTERNATIONAL EXPLORATION, INC.

 Exact name of small business issuer as specified in its charter

StateStateNevada                                                                                                  01-0884561

(State or other jurisdiction of

                   I.R.S. Employer

               inStatecorporation or organization)

             Identification Number

StateState2818 FORT HAMILTON PARKWAY StateBROOKLYN, StateNY State11218  (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 917.586.2118

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required

To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of

Securities under a plan confirmed by a court.  Yes ____  No X _ ___

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

( An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

 ( Unaudited )

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

BRAZOS INTERNATIONAL EXPLORATION, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE AND PURPOSE OF BUSINESS

Brazos International Exploration, Inc. (the “Company”) was inStatecorporated under the laws of the State of StateStateNevada on January 11, 2007.  The Company’s activities to date have been limited to organization and capital formation.  The Company is an exploration stage company and is attempting to acquire a series of mining claims for exploration and has formulated a business plan to investigate the possibilities of viable mineral deposits. The Company has adopted March 31 as its fiscal year end.

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

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We acquired an option to acquire a 100% undivided right, title and interest in and to several mineral claims located in the Laurentides Region near Mont Laurier, StateStateQuebec, as filed for record with Quebec Resources Naturelles et Faune:

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

Description, Location and Access

The property is located approximately 200 km northwest of Montreal and 65-70 km northeast of a small city, Mont-Laurier (Figure 1 and 2). It is centered on Latitude 46 ° 55 ¢ 30 ² North and Longitude 74 ° 58 ¢ 30 ² West and occurs within NTS Map sheet 31J/15.

The property is easily accessible by provincial highways and paved roads from major centers of StateQuebec and StateStateQuebec (Figure 2). For example from StateMontreal, highways 15 and 117, and from Ottawa-Hull area, highways 309 and 311 are used to reach the city of StateStateMont-Laurier, which is located 65-70 km southwest of Lac Dube property. From Mont-Laurier, the two paved roads (highways 309 and 311) linking the two logging/gravel roads (Chemin des Pionniers and Rivere du Lievre) can be used to access the northwest and south ends of the property. Several secondary but drivable logging roads and ATV trails, originating from these major logging roads, allow access to most of the claims.

Mont-Laurier is the closest full service community providing excellent infrastructure and skilled manpower. In addition to this city, two small farming communities of Lac St. Paul and StateMont St. Michel, located approximately 25 and 20 kilometers southwest of the property, respectively, could also be used for a short term exploration base. A pair of high voltage power lines passing just a few kilometers east of Lac Dube property.

We have obtained a geological report on the Lac Dube claims that was prepared by Ike A. Osmani, M.Sc., P.Geo., Coast Mountain Geological Ltd., StateStateVancouver, StateBC.  In his report, Mr. Osami reports that the Lac Dube claims have no history of Uranium deposits but due to very little exploration on this property, further work should be done.

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

Results of Operations for Period Ending September 30, 2010

We did not earn any revenues during the period ending September 30, 2010 .  We have not commenced the exploration program that is part of our business plan and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $78,042 for the period from our inception on January 12, 2000 to September 30, 2010 . These operating expenses were comprised of general and administrative costs of $58,460 and mineral exploration costs of $19,582. We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2 .     Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2010, the Company entered into a service agreement (the “Agreement”) with Renfro Holdings, Inc. (“Renfro”) whereby Renfro will assist the Company in acquiring oil and gas companies by locating the appropriate candidates for acquisition, including Renfro Energy LLC (the “Services”).  In consideration for providing the Services, the Company issued to Renfro 24,000,000 shares of common stock, $0.001 par value per share .  Accordingly, the Company now has 44,400,000 shares of common stock outstanding.

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

A report on Form 8K regarding this event is attached to this filing as Exhibit 95.2

Item 3.      Defaults Upon Senior Securities

Not Applicable

Item 5.  Other Events

On April 28, 2010 StateDavid Keating, Director, President, Chief Executive Officer, Chief Financial Offer and Principle Accounting Officer resigned from all offices and as a director of the registrant, effective immediately.

Samuel G. Weiss was immediately appointed to the Board of Directors and was appointed to fill all offices vacated by Mr. Keating.

A attorney practicing in the State of StateStateNew York, Mr. Weiss was admitted to the bar in 1974. He received his BA degree from StateNew York StateUniversity in 1971, his Juris Doctor from StateStateNew York StateUniversity in 1974 and his LLM in taxation from the same institution in 1977. He is a partner in the firm of Weiss and Federici LLP now located in StateStatePort Washington, StateNew York.

A report on Form 8K regarding this is attached to this filing as Exhibit 95.1.

Item 6 .   Exhibits and Reports

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

BRAZOS INTERNATIONAL EXPLORATION, INC.

Dated March 9, 2011

/s/ Samuel Weiss

     Samuel Weiss, Director, President and Chief Executive Officer

(Principal Executive, Financial and Accounting Officer)