Form 10-Q
period 2024-12-31
Scepter Holdings, Inc. NV
filed 2025-02-14
CIK 1420924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53336

Scepter Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	01-0884561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2278 Monitor St, Dallas, Texas	85004
(Address of Principal Executive Offices)	(Zip Code)

775-375-1500

Registrant’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	BZRL	OTC: PINK

The number of shares of common stock ($0.001 par value) outstanding as of February 14, 2025 was 6,010,887,116.

SCEPTER HOLDINGS, INC.

FOR THE THREE AND NINE MONTHS ENDED

December 31, 2024

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not intend, and undertake no obligation, to update any forward-looking statement. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

-	our current lack of working capital;

-	inability to raise additional financing;

-	that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

-	deterioration in general or regional economic conditions;

-	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

-	inability to efficiently manage our operations;

-	inability to achieve future sales levels or other operating results; and

-	the unavailability of funds for capital expenditures.

	-	Our lack of cash due to the shutdown of operations due to the pandemic.

	-	Our late disclosure filings caused by a lack of funding due to the impact of the pandemic on our operations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Quarterly Report references to “we”, “our”, “us”, “Scepter Holdings”, “SCEPTER”, “the Company”, and similar terms refer to Scepter Holdings, Inc.

PART I

ITEM 1. FINANCIAL STATEMENTS

Scepter Holdings, Inc.

Condensed Balance Sheets

	(unaudited)	(audited)
	December 31,	March 31,
	2024	2024
ASSETS
Current Assets:
Cash	$25,662	$702
Accounts receivable	888	1,904
TOTAL ASSETS	$26,550	$2,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$360,474	$140,350
Convertible notes payable, accrued interest	51,266
Related party convertible notes payable, accrued interest	205,194	-
Related party notes payable, accrued interest	480,988	346,016
Total Current Liabilities	1,097,922	486,366

EIDL Loans	7,000	7,000
Total Long - Term Liabilities	7,000	7,000

Total Liabilities	1,104,922	493,366

Stockholders’ Deficit:
Preferred Stock, par value $0.001, authorized 20,000,000 issued and zero outstanding at December 31, 2024 and March 31, 2024, respectively	-	-
Common stock, $0.001 par value, Authorized 200,000,000, 6,010,887,116 and 5,934,220,449 shares outstanding at December 31, 2024 and March 31, 2024, respectively	6,010,887	5,934,220
Additional paid-in capital	2,178,936	2,127,269
Accumulated deficit	(9,268,195)	(8,552,249)
Total Stockholders’ Deficit	(1,078,372)	(490,760)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,550	$2,606

See accompanying notes to the financial statements.

Scepter Holdings, Inc.

Condensed Statements of Operations

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Revenues	1,244	$4,053	$4,222	$10,966
Cost of revenue	-	2,362	-	10,625
Gross Profit	1,244	1,691	4,222	341

Operating Expenses
General and administrative	$6,811	$8,245	$57,291	$96,218
Professional fees	261,950	351,849	624,874	1,253,718
Total Operating Expenses	268,761	360,094	682,166	1,349,937

Loss from operations	(267,517)	(358,403)	(677,944)	(1,349,596)

Other Expense
Other income (expense)	$-	$25	-	25
Interest expense	(17,552)	-	(38,002)
Net Other Expense	(17,552)	25	(38,002)	25

Net Loss	$(285,069)	$(358,378)	$(715,945)	$(1,349,571)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.000)	$(0.000)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,977,553,782	5,779,782,043	5,969,550,752	5,788,518,523

See accompanying notes to the financial statements.

Scepter Holdings. Inc.

Condensed Statements of Changes in Stockholders’ Deficit

Three months and nine months ended December 31, 2024 and 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Deficit
Balance September 30, 2023	5,736,720,449	5,449,577	2,157,663	(7,834,428)	(227,188)

Common shares issued for services	132,500,000	132,500	172,250	-	304,750
Net loss	-	-	-	(355,063)	(355,063)

Balance December 31, 2023	5,869,220,449	5,582,077	2,329,913	(8,189,491)	(277,501)

Balance March 31, 2023 - Audited	5,170,233,454	5,170,233	1,524,333	(6,843,234)	(148,668)

Common stock issued for conversion of notes payable and accrued interest	14,056,996	14,057	1,687	-	15,744
Common shares issued for services	684,929,999	397,787	803,893	-	1,201,680
Net loss	-	-	-	(1,346,257)	(1,346,257)

Balance December 31, 2023	5,869,220,449	5,582,077	2,329,913	(8,189,491)	(277,501)

Balance - September 30, 2024	5,975,887,116	$5,975,887	$2,181,436	$(8,983,124)	$(825,801)

Common shares issued for services	35,000,000	35,000	(2,500)	-	32,500
Net loss	-	-	-	(285,070)	(285,070)

Balance - December 31, 2024	6,010,887,116	$6,010,887	$2,178,936	$(9,268,194)	$(1,078,371)

Balance - March 31, 2024 – Audited	5,934,220,449	$5,934,220	$2,127,270	$(8,552,249)	$(490,760)

Common shares issued for services	76,666,667	76,667	51,667	-	128,334
Net loss	-	-	-	(715,945)	(715,945)

Balance - December 31, 2024	6,010,887,116	$6,010,887	$2,178,936	$(9,268,194)	$(1,078,371)

See accompanying notes to the financial statements.

Scepter Holdings, Inc.

Condensed Statements of Cash Flows

	(unaudited)
	For the Nine Months Ended
	December
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(715,945)		$(1,349,572)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	128,333		1,217,424
Issuance of notes payable in exchange for outstanding accounts payable	103,431		-
Accounts receivable	1,016		(399)
Inventory	-		81,756
Accrued interest	38,002		-
Accounts payable and accrued liabilities	220,124		(268,144)
Net Cash Used By Operating Activities	(225,040)		(318,934)

INVESTING ACTIVITIES:

Net Cash Used in Investing Activities	-		-

FINANCING ACTIVITIES:
Notes payable issued for cash	250,000		314,669
Net Cash Provided by Financing Activities	250,000		314,669

Net increase (decrease) in cash	24,960		(4,266)
Cash, beginning of period	702		7,172
Cash, end of period	$25,662		2,906

Supplemental cash flow information
Cash paid for interest	$-		$-
Cash paid for taxes	$-		$-

Non-cash transactions:
Issuance of convertible Notes Payable	$250,000	$
Issuance of note payable in exchange for outstanding accounts payable	$103,431		$-

See accompanying notes to the financial statements

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

In 2018, we began selling our own licensed products direct to consumers through the acquisition of the product formulation, inventory and customer list of Dermacia, a line of skin care and healthcare products (dermaciapro.com) In 2019, we began marketing to our customers through the use of social media such as Instagram, Facebook and other applications, and it became apparent that we needed to employ social media influencers that had specialization in marketing products similar to ours to our desired demographics– typically women who purchase high-end health and beauty products online. We quickly discovered that identifying the appropriate influencers and determining the proper amount to pay for this type of marketing proved to be extremely difficult.

In 2021, we decided that we would need to develop our own software system that would go out and scrape a number of social media applications and help us to determine the most effective influencers for our specific product line (currently only Dermacia). We hired a number of programmers and after several years we created Adapti. Essentially, the Adapti platform is an AI system that creates a ‘data fingerprint’ for client products data and even the entire company by utilizing third party AI such as ChatGPT, OpenAI or Google AI tools. It is management’s belief that Adapti will be able to match product data with influencers best positioned to successfully promote our products and services. Adapti uses such third party AI to determine which influencers will likely be able to generate the most attention - in specifically curated audiences - to attempt to produce the most positive ROI on client spend. The Company has spent approximately $500,000 in fiscal years 2023 and 2024 developing this software.

Adapti also continually analyzes proprietary data for each specific campaign along with public data sources as additional feedback to inform ongoing promotions and to further refine its algorithm and attempt to monetize accumulated data.

At the same time, as we had programming capabilities, we took on several outsourced projects to generate limited income and fully deploy our personnel.

In 2023, we began beta testing Adapti and in 2024 ran a few live transactions utilizing Adapti in a production environment in assisting with the sale of Dermacia. Adapti is expected to become a part of the strategy with the Ballengee Acquisition to assist the Ballengee clients with its social media opportunities. However, Adapti has not generated any revenues.

NOTE 2. GOING CONCERN

As of December 31, 2024, the Company has incurred losses totaling $9,268,195 (March 31, 2024 - $8,552,249) since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of December 31, 2024, the Company had a working capital deficit of $1,071,372 (2024 - $483,760) and incurred a loss for the three months and nine months ended December 31, 2024 of $285,069 and $715,946 (December 31, 2023 - $358,378 and $1,349,571).

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its stockholders, the issuance of debt securities and private placements of common stock. The Company has settled some liabilities with share-based compensation and convertible debt in the past and may continue to in the future. The Company expects to close the transaction with the Ballengee Group LLC (“BG”) (Note 14) that they will be able to generate sufficient cash flow from operations.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or, if additional capital is needed that such funds, if available, will be obtainable in terms of satisfactory to the Company.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

All figures are in U.S. Dollars.

The fiscal year end is March 31.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications have no material effect on the reported financial results

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, stock-based compensation, derivate instruments, accounting for preferred stock, and the valuation of acquired assets and liabilities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash on hand of $25,661 as of December 31, 2024 and $702 March 31, 2024 .. The Company has no cash equivalents as of September 30, 2024 and March 31, 2024.

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Topic 606, “Revenue from Contacts with Customers” (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the products to be sold in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the products in the contract; and (v) recognize revenues when (or as) the Company delivers the contracted product to the customer.

The Company recognizes revenue (i) when they receive a purchase order from the Amazon online system (ii) each purchase order identifies the quantity and products to be purchased (iii) each purchase order has the price including discounts, (iv) there is no requirement for allocation as each sku has a separate price, and (v) the Company recognizes revenue when the customer receives the product from Amazon within a matter of days.

Accounts Receivable

The Company does not currently maintain reserves for potential credit losses on accounts receivable in accordance with ASC 326 Financial Instruments Credit Losses since the balances are so small and the average purchase from our customers is less than $100. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2024 and March 31, 2024, the Company did not have an allowance for doubtful accounts.

Convertible Debt

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815, Derivatives and Hedging. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the statements of operations.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

At December 31, 2024 and March 31, 2024, the Company recognized a full valuation allowance against the recorded deferred tax assets.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Net Loss per Share

The Company follows ASC 260, “Earnings per Share” (“EPS”), which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact.

For the period ended December 31, 2024, and March 31, 2024, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable. All potentially dilutive securities related to these convertible notes payable were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of December 31, 2024 and March 31, 2024.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company evaluated the effects of adopting ASU 2016-02 on its financial statements and determined that there are no leases for evaluation.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU is an update and are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating how this ASU will impact its financial statements and disclosures.

In November 2024, the FASB issued Accounting Standards Update 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating how this ASU will impact its financial statements and disclosures.

In March 2024, Accounting Standards Update 2024-02—Codification Improvements—Amendments to Remove References to the Concepts Statements: The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early application of the amendments in this Update is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating how this ASU will impact its financial statements and disclosures.

In March 2024, the FASB issued Accounting Standards Update 2024-01—Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period.The Company is currently evaluating how this ASU will impact its financial statements and disclosure

Management does not believe any other recently issued, but not yet effective accounting pronouncements would have a material effect on our present or future financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts Receivable at December 31, 2024 and March 31, 2024 consists of the following:

	December 31, 2024	March 31, 2024

Accounts Receivable	$888	$1,904

Accounts receivable balances are primarily made up of sales through the third party vendor and paid within thirty days.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2024 and March 31, 2024 consists of the following:

	December 31, 2024	March 31, 2024

Accounts payable	$53,308	$36,802

Accrued liabilities	307,166	103,548
	$360,474	$140,350

Accrued liabilities are made up of the following as December 31, 2024 and March 31, 2024:

Accrued Liabilities	December 31. 2024	March 31, 2024

Accounting Firm & Management	$190,000	$30,000
Legal Counsel	117,166	73,548
	$307,166	$103,548

Approximately $5,000 was owed in accounting and audit fees and $185,000 was owed in management fees.

The $117,166 owed to two of our attorneys that is no longer the Company’s legal counsel is to be settled for common shares. The remaining legal fees will be paid in cash.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible Notes payable at December 31, 2024 and March 31, 2024 consists of the following:

	December 31, 2024	March 31, 2024

Convertible note payable	$50,000	$-
Total convertible notes payable	50,000	-
Add: accrued interest	1,266	-
Total convertible notes payable	$51,266	$-

On October 15, 2024 the Company entered into $50,000 convertible note agreement bearing an interest rate of 12% with a private investor with a 12 month term. The note will rank senior to all other obligations. The securities will convert into common shares at a conversion price of $0.001 any time prior to maturity.

Convertible note payable balances was $50,000 for the three months ended December 31, 2024 and year ended March 31, 2024, respectively with accrued interest of $1,266 for a total convertible note payable balance of $56,460.

During the nine months ended December 31, 2023, the Company converted principal totaling $15,000 and $756 of interest into an aggregate of 14,056,996 shares of common stock at 20% discount to market price of after discount $0.00012.

Conversion of Outstanding Promissory Notes

During the Quarter ended June 30, 2023, the Company issued 14,056,996 shares of common stock to Paul Kison for the conversion of $15,000 of debt. During the Quarter ended March 31, 2023 the Company retired $75,000 of debt, $20,000 through the conversion of the Bruce A Smith note issued on September 8, 2022 into 13,810,382 common shares common stock at a 20% discount to market for a price of $0.00152, $10,000 through the conversion of the Larry C. Tankson note issued on September 6, 2022 to 7,2888,813 common stock at a 20% discount to market for a price of $0.00144, $5,000 through the conversion of the Carole Alley Family Trust note issued on August 1, 2022 to 3,126,223 common stock at a 20% discount to market for a price of $0.00168, $5,000 through the conversion of the Donald L. & Hazel J. Christensen Revocable Living Trust note issued on August 1, 2022 to 3,136,823 common stock at a 20% discount to market for a price of $0.00168, $15,000 through the conversion of the William P. Elkins note issued July 26, 2022 to 9,847,603 common stock at a 20% discount to market for a price of $0.00160, $5,000 through the conversion of the Wallace Chapiewski note issued on July 7, 2022 to 3,282,534 common stock at a 20% discount to market for a price of $0.00160, $5,000 through the conversion of the Santuccio Ricciardi note issued on July 5, 2022 to 3,282,534 common stock at a 20% discount for a price of $0.00160, and $10,000 through the conversion of the Arnaldo Aleman note issued on July 19, 2022 to 6,252,446 common stock at a 20% discount to market for a price of $0.00168.

Prior to December 2023, the Company had converted all prior notes payable to common stock.

During the quarter ended September 30, 2023, an adjusting entry was made effecting the conversion to common stock of $175,000 of long term notes. $125,000 through the conversion of three notes issued to OC Sparkle for a 39,908,604 common shares at a 50% discount to market for average share price of $0.00067, and $50,000 through the conversion of the note issued to CZA, Inc. for 30,571,429 common shares at a 50% discount to market for an average share price of $0.00175.

During the Quarter ended June 30, 2023, the Company retired $15,000 of debt through the conversion of the Paul Kison note issued on September 28, 2022 to 14,056,996 common stock at 20% discount to market for a price of $0.00112.

During the Quarter ended March 31, 2023, the Company retired $75,000 of debt, $20,000 through the conversion of the Bruce A Smith note issued on September 8, 2022 to 13,810,382 shares of common stock at 20% discount to market for a price of $0.00152, $10,000 through the conversion of the Larry C. Tankson note issued on September 6, 2022 to 7,288,813 shares of common stock at 20% discount to market for a price of $0.00144, $5,000 through the conversion of the Carole Alley Family Trust note issued on August 1, 2022 to 3,126,223 shares of common stock at 20% discount to market for a price of $0.00168, $5,000 through the conversion of the Donald L. & Hazel J. Christensen Revocable Living Trust note issued on August 1, 2022 to common stock, $15,000 through the conversion of the William P. Elkins note issued July 26, 2022 to 3,136,823 shares of common stock at 20% discount to market for a price of $0.00168, $5,000 through the conversion of the Wallace Chapiewski note issued on July 7, 2022 to 3,282,534 shares of common stock at a 20% discount to market for a price of $0.00160, $5,000 through the conversion of the Santuccio Ricciardi note issued on July 5, 2022 to 3,282,534 shares of common stock at 20% discount to market for a price of $0.00160 , and $10,000 through the conversion of the Arnaldo Aleman note issued on July 19, 2022 to 6,252,446 shares of common stock for a price of $0.00168.

NOTE 7 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

Related party convertible Notes payable at December 31, 2024 and March 31, 2024 consists of the following:

	December 31, 2024	March 31, 2024

Related party convertible note payable	$200,000	$-
Total related party convertible notes payable	200,000	-
Add: accrued interest	5,194	-
Total related convertible notes payable, accrued interest	$205,194	$-

On September 24, 2024 the Company entered into $100,000 convertible note agreement bearing an interest rate of 12% with a private investor with a 12 month term. The note will rank senior to all other obligations. The securities will convert into common shares at a conversion price of $0.001 any time prior to maturity.

On October 30, 2024 the Company entered into $100,000 convertible note agreement bearing an interest rate of 12% with a private investor with a 12 month term. The note will rank senior to all other obligations. The securities will convert into common shares at a conversion price of $0.001 any time prior to maturity.

Related party convertible note payable balances – short term was $200,000 for the three months ended December 31, 2024 and year ended March 31, 2024, respectively with accrued interest of $5,194 for a total convertible note payable balance of $205,194.

NOTE 8 – RELATED PARTY NOTES PAYABLE

Related party notes payable at December 31, 2024 and March 31, 2024 consists of the following

	December 31, 2024	March 31, 2024

Market Group International	$252,003	$252,003
Stuff International	188,044	84,613
Total Related Party Notes Payable	440,047	336,616

Accrued Interest	40,941	9,400

Related Party Notes Payable	$480,988	$346,016

On December 31, 2024 and March 31, 2024 the Company had two related party notes payables. The first related notes payable was a conversion of accounts payable balance owed to Market Group International into a $250,000 related party notes payable which bear a 10% interest rate and was entered into on December 12, 2023.

As of December 31, 2024, the Company was not in compliance with its note with Market Group International. It is planning to convert the note and all accrued interest into common stock during the quarter ending March 31, 2025 as is it right under the term of the note.  Upon conversion of the note, all non-compliance issues will be cured.

The balance related to Market Group International is $252,003 plus accrued interest of $26,581 and $7,595 for total balance of $278,583 and $259,598 as of December 31, 2024 and March 31, 2024.

This note is convertible to common stock with the following terms: if the Filing shall have occurred prior to the Maturity Date, any part of the outstanding balance of the Note into fully paid and non-assessable shares of Common Stock at the Qualified Filing conversion Price, provided that in no event shall this Note be converted in excess of that portion of this Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates and (2) the number of shares of

Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this provision would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock.

The conversion price upon a Filing Conversion shall equal the lower of (i) 80% of the opening price of the Borrower’s shares of Common Stock, as listed on the Senior Exchange, on the first day on which the/ Borrower’s shares are traded thereon (representing a 20% discount), or (ii) 80% of the offering price of shares of Common Stock, (representing a 20% discount) (the “Filing Conversion Price”); (B) the conversion price upon a Non-Filing Conversion shall equal 80% of the Market Price.

Market Group International is owned by Robert Van Boreum our ex – Chief Executive Officer and it holds 918,984,500 of our outstanding common stock as of December 31, 2024 and March 31, 2024.

The second note payable is to Stuff International for funds advanced to the Company and bears a 10% interest rate. The Stuff international Note payable represents a balance of $188,044 and $84,613 of principal and $14,360 and $1,805 of accrued interest for a total note payable of $202,405 and $86,419 as of December 31, 2024 and March 31, 2024 respectively. This note is not convertible into common shares of the Company. Adam Nicosia our current Chief Executive Officer owns Stuff International. He also own Ecoscientific Labs that owns 1,900,000,000 and 1,695,823,333 of our common stock as of December 31, 2024 and March 31, 2024, respectively. Please note the maturity date of this note was extended until December 31, 2025.

NOTE 9 – EIDL LOAN

EIDL Loan at December 31, 2024 and March 31, 2024 consists of the following:

	December 31, 2024	March 31, 2024
EIDL Loan	$7,000	$7,000

Total EIDL Loan	$7,000	$7,000

On April 21, 2020 the Company received an EIDL Advance of $7,000, which the Company has recorded as a loan in the event the grant is not forgiven. As of December 31, 2024 and March 31, 2024 the balance of EIDL loans is $7,000 respectively.

NOTE 10: STOCKHOLDERS’ DEFICIT

Authorized Capital Stock

The Company’s authorized capital stock consists of (a) 20,00,000,000 shares of Common Stock, $0.001 par value per share (“Common Stock”), (b) 20,000,000 shares of Preferred Stock, $0.001 par value per share (“Preferred Stock”).

As of December 31, 2024 and March 31,2024, the Company had 6,010,887,116 shares and 5,939,220,44 shares of Common Stock and zero shares of Preferred Stock issued and outstanding. All outstanding shares of Common Stock are fully paid and nonassessable.

Common Stock

The Nevada Revised Statues provides that the holders of the Common Stock shall have one vote per share. In addition, except as otherwise required by law, as provided in this Articles of Incorporation, and as otherwise provided in the resolution or resolutions, if any, adopted by the Board with respect to any series of the Preferred Stock, on any matter presented to the holders of Common Stock and Preferred Stock for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), the holders thereof shall vote together as a single class.

Holders of the Common Stock will have no preemptive or conversion rights or other subscription rights. The Bylaws of the Company provide that the holders of Common Stock shall not have a right to cumulative voting. The rights, preferences, and privileges of the holders of the Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future. Additionally, the Bylaws may be amended by the Company’s stockholders or the Board of Directors.

Preferred Stock

There are no shares of Preferred Stock outstanding as of December 31, 2024 and March 31, 2024. The Company has filed a Certificate of Designations with the Secretary of State of the State of Nevada for the twenty million 20,000,000 shares of Preferred Stock providing that the rights, preferences, privileges and restrictions granted to and imposed on the Preferred Stock of the Company are as follows: stockholders shall be entitled to one vote per share; shall be senior to common stock and shall have a conversion price to Common Stock subject to board approval; and conversion to Common Stock may occur after a year, at the election of the holder, or upon board approval. The Bylaws provide that the holders of Preferred Stock shall not have a right to cumulative voting.

Common Stock

No dividends, if dividends were issued holders would have a pro-rata right, 1 share 1 vote, no preemption rights.

Preferred Stock

No outstanding Preferred shares.

Issuances of Common Stock from the Conversion of Notes

During the quarter ended December 31, 2024, the Company issued 5,000,000 restricted shares of common stock to Vasil Papov, in exchange for professional services.

During the quarter ended December 31, 2024, the Company issued 30,000,000 restricted shares of common stock to Steven Davis in exchange for his professional services at a price of $0.00007 per share.

During the quarter ended June 30, 2024, the Company issued 41,666,667 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $.0023 per share for total compensation costs of $95,833.

During the quarter ended March 31, 2024, the Company issued 2,500,000 restricted shares of common stock to Vasil Popov in exchange for his professional services.

During the quarter ended March 31, 2024, the Company issued 62,500,000 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $.0023 per share for total compensation costs of $143,750.

During the quarter ended December 31, 2023, the Company issued 2,500,000 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $.0023 per share for total for total compensation costs of $5,750.

During the quarter ended December 31, 2023, the Company issued 62,500,000 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $.0023 per share for total compensation costs of $143,750.

During the quarter ended December 31, 2023, the Company issued 5,000,000 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services at a price of $0.0023 per share for total compensation costs of $11,500.

During the quarter ended December 31, 2023, the Company issued 287,430,000 restricted shares of common stock to Johannesen Consulting, Inc., for the conversion of $287,430 of debt.

During the quarter ended December 31, 2023, the Company issued 62,500,000 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services at a price of $.0023 per share for total compensation costs of $143,750.

During the quarter ended September 30, 2023, the Company issued 2,500,000 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $.0023 per share for total for total compensation costs of $5,750.

During the quarter ended September 30, 2023, the Company issued 62,500,000 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $.0023 per share for total compensation costs of $143,750.

During the quarter ended September 30, 2023, the Company issued 5,000,000 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services at a price of $0.0023 per share for total compensation costs of $11,500.

During the quarter ended September 30, 2023, the Company issued 287,430,000 restricted shares of common stock to Johannesen Consulting, Inc., for the conversion of $287,430 of debt.

During the quarter ended September 30, 2023, the Company issued 62,500,000 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services.

During the quarter ended June 30, 2023, the Company issued 14,056,996 shares of common stock to Paul Kison for the conversion of $15,000 of debt.

During the quarter ended June 30, 2023, the Company issued 2,500,000 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $.0023 per share for total for total compensation costs of $5,750.

During the quarter ended June 30, 2023, the Company issued 62,500,000 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $.0023 per share for total compensation costs of $143,750.

During the quarter ended June 30, 2023, the Company issued 5,000,000 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services at a price of $0.0023 per share for total compensation costs of $11,500.

During the quarter ended June 30, 2023, the Company issued 62,500,000 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services at a price of $.0023 per share for total compensation costs of $143,750.

During the quarter ended March 31, 2023, the Company issued 13,810,382 shares of common stock to Bruce A. Smith for the conversion of $20,000 of debt.

During the quarter ended March 31, 2023, the Company issued 7,288,813 shares of common stock to Larry C. Tankson for the conversion of $10,000 of debt.

During the quarter ended March 31, 2023, the Company issued 3,126,223 shares of common stock to Carole Alley Family Trust for the conversion of $5,000 of debt.

During the quarter ended March 31, 2023, the Company issued 3,136,823 shares of common stock to Donald L. Christensen & Hazel J. Christensen Revocable Living Trust for the conversion of $5,000 of debt.

During the quarter ended March 31, 2023, the Company issued 9,847,603 shares of common stock to William P. Elkins for the conversion of $15,000 of debt.

During the quarter ended March 31, 2023, the Company issued 3,282,534 shares of common stock to Wallace Chapiewski for the conversion of $5,000 of debt.

During the quarter ended March 31, 2023, the Company issued 3,282,534 shares of common stock to Santuccio Ricciardi for the conversion of $5,000 of debt.

During the quarter ended March 31, 2023, the Company issued 6,252,446 shares of common stock to Arnaldo Aleman for the conversion of $10,000 of debt.

During the quarter ended March 31, 2023, the Company issued 2,500,000 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $.0023 per share for total for total compensation costs of $5,750.

During the quarter ended March 31, 2023, the Company issued 62,500,000 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $.0023 per share for total compensation costs of $143,750.

During the quarter ended March 31, 2023, the Company issued 5,000,000 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services at a price of $0.0023 per share for total compensation costs of $11,500.

During the quarter ended March 31, 2023, the Company issued 62,500,000 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services at a price of $.0023 per share for total compensation costs of $143,750.

Date of Transaction	Transaction type (e.g., new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to. *You must disclose the control person(s) for any entities listed.	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.
3/31/23	New Issuance	62,500,000	Common	$0.00200	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted	Exempt
3/31/23	New Issuance	62,500,000	Common	$0.00200	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted	Exempt
3/31/23	New Issuance	2,500,000	Common	$0.00200	No	Vasil Popov	Professional Services	Restricted	Exempt
3/31/23	New Issuance	5,000,000	Common	$0.00200	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted	Exempt
4/5/23	New Issuance	14,056,996	Common	$0.00112	Yes	Paul Kison	Debt Conversion	Restricted	Exempt
6/30/23	New Issuance	62,500,000	Common	$0.00200	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted	Exempt
6/30/23	New Issuance	62,500,000	Common	$0.00200	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted	Exempt
6/30/23	New Issuance	2,500,000	Common	$0.00200	No	Vasil Popov	Professional Services	Restricted	Exempt
6/30/23	New Issuance	5,000,000	Common	$0.00200	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted	Exempt
8/29/23	New Issuance	287,430,000	Common	$0.00100	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Debt Conversion	Restricted	Exempt
9/30/23	New Issuance	62,500,000	Common	$0.00200	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted	Exempt
9/30/23	New Issuance	62,500,000	Common	$0.00200	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted	Exempt
9/30/23	New Issuance	2,500,000	Common	$0.00200	No	Vasil Popov	Professional Services	Restricted	Exempt
9/30/23	New Issuance	5,000,000	Common	$0.00200	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted	Exempt
10/27/23	New Issuance	14,861,111	Common	$0.00208	Yes	OC Sparkle	Debt Conversion	Restricted	Exempt
10/27/23	New Issuance	11,014,706	Common	$0.00208	Yes	OC Sparkle	Debt Conversion	Restricted	Exempt
10/27/23	New Issuance	14,032,787	Common	$0.00208	Yes	OC Sparkle	Debt Conversion	Restricted	Exempt
10/27/23	New Issuance	30,571,429	Common	$0.00208	Yes	CZA, Inc.	Debt Conversion	Restricted	Exempt
12/31/23	New Issuance	62,500,000	Common	$0.00200	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted	Exempt
12/31/23	New Issuance	62,500,000	Common	$0.00200	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted	Exempt
12/31/23	New Issuance	2,500,000	Common	$0.00200	No	Vasil Popov	Professional Services	Restricted	Exempt
12/31/23	New Issuance	5,000,000	Common	$0.00200	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted	Exempt
3/31/24	New Issuance	62,500,000	Common	$0.00200	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted	Exempt
3/31/24	New Issuance	2,500,000	Common	$0.00200	No	Vasil Popov	Professional Services	Restricted	Exempt
6/30/24	New Issuance	41,666,667	Common	$0.00200	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted	Exempt

12/31/24	New Issuance	30,000,000	Common	$0.00007	No	Steven Davis	Professional Services	Restricted	Exempt
12/31/24	New Issuance	5,000,000	Common	$0.00200	No	Vasil Popov	Professional Services	Restricted	Exempt

Date 12/31/2024	Ending Balance Common: 6,010,887,117

NOTE 11 – COMMITMENTS

Lease Commitments

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable.

Operating lease right of use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases buildings (real estate) which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company’s leases as the reasonably certain threshold is not met.

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s income statement in the same line item as expense arising from fixed lease payments. As of March 31, 2024 and March 31, 2023, management determined that there were no variable lease costs.

Litigation

There is no pending, threatened or actual legal proceedings in which the Company is a party.

NOTE 12: SUBSEQUENT EVENTS

On March 25, 2024, the Company signed a merger agreement (the “Merger Agreement”) with BSG Holdings, LLC (“BSG”) and JBAH Holdings, Inc. (“JBAH”, and BSG and JBAH are collectively, the “Sellers”). Pursuant to the terms of the Merger Agreement, at the closing, (i) the Sellers will assign to the Company 100% of the membership interests in the Ballengee Group LLC (“BG”); and (ii) the Sellers will receive a total of $30 million of Scepter common stock and $17 million in the form of a 5 year promissory note issued by Scepter. BG is a sports management agency located in Dallas, Texas. BG represent approximately 200 athletes, of which approximately 50 of the athletes are in Major League Baseball with the remainder predominately within the Minor Leagues. The closing of the Merger Agreement is conditioned upon a reverse split and an increase in authorized shares of the Company and is expected to close as soon as those conditions are met. There are no guarantees that we can meet all of the requirements for closing of the Merger Agreement. After the closing, BG shall be operated as a wholly-owned subsidiary of the Company. The Sellers will hold a controlling majority of the outstanding stock of Scepter after the transaction closes and shall have the right to appoint four members to the Company’s board of directors The Merger Agreement provides that the Company shall file a registration statement to register the shares of Company common stock issued to the Sellers within 90 days after the closing date. The description of the Merger Agreement in this Form 10 is qualified in its entirety by reference to the full text of the Merger Agreement which is attached hereto as Exhibit 10.1.

The Company common stock to be issued at the closing of the Merger Agreement will be calculated with dividing the total value of the stock by the 3-day volume weighted average for the 3 trading days immediately prior to the closing. The promissory notes will be for a term of five years and carry an interest rate of prime plus 3% and shall be secured by a pledge agreement by the Company in favor of the Sellers. Additionally, the obligations of the Company pursuant to the promissory notes shall be guaranteed by BG. Cash payments of interest and principal will be paid based on a formula based on free cash flows of BG with any additional required payments to be paid in stock or cash at the option of the Company.

The closing of the Merger Agreement is subject to closing conditions several of which are outside of the control of the Company. The Company cannot provide any guarantees or assurances that the closing of the Merger Agreement will occur. The merger is still pending and is expected to close shortly.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company began selling its own licensed products direct to consumers through the acquisition of the product formulation, inventory and customer list of Dermacia, a line of skin care and healthcare products.

Company

Scepter Holdings Corporation is a holding company with subsidiaries that develop, sell, and install software that we believe enhance the shopping experience for shoppers and retailers. As a holding company we also acquire synergistic operating companies that manufacture and sell fashion and other products to other retailers as well as selling these products online. In October 2019, we acquired retail stores in airport terminals and casinos solidifying us as a true Omni-Channel retailer. Owning our own brick and mortar stores will allow us to deploy our cutting-edge software and Apps in the United States, to demonstrate its effectiveness at attracting shoppers and inducing them to purchase. In our own stores, we plan to test in real time new software products which should delight consumers and generate incremental revenues and profits for our stores. If we can show incremental revenues and profits for ourselves, we believe that other retailers may follow our example and deploy our software solutions themselves.

Three Months Ended December 31, 2024 and 2023

Revenues

Merchandise revenues include payments received for products shipped and sold through our vendors. Revenues for the three months ended December 31, 2024 decreased $2,809, or 69%, as compared to the three months ended December 31, 2023, primarily due decreased marketing efforts in 2024. Although our efforts in 2023 were nominal as well.

Cost of Revenues

Cost of revenues primarily include the costs of products. Cost of revenues for the three months ended December 31, 2024 decreased $2,362 or 100%, as compared to the three months ended December 31, 2023, due to the write off of inventory to zero during the 2024 fiscal year.

General and administrative expenses

General and administrative expense include the costs associated with personnel. General and administrative expenses decreased for the three months ended December 31, 2024 by $1,434, or 17%, as compared to the three months ended December 31, 2023, primarily due to the decrease in personnel during 2024 fiscal year.

Professional fees

Professional fees include the costs associated with outside consultants to help manage the public entity as well as other professional consultants. Professional fees decreased for the three months ended December 31, 2024 by $89,899, or 26%, as compared to the three months ended December 31, 2023, primarily due reducing consultants during 2024 fiscal year.

Other expense

Other expense includes interest expense on note payables. Other expense increased for the three months ended December 31, 2024 by $17,577, or 71277%, as compared to the three months ended December 30, 2023, primarily due the fact that the Company has new notes baring interest in 2024 compared to 2023.

Nine Months Ended December 31, 2024 and 2023

Revenues

Merchandise revenues include payments received for products shipped and sold through our vendors. Revenues for the nine months ended December 31, 2024 decreased $6,744, or 61%, as compared to the nine months ended December 31, 2023, primarily due decreased marketing efforts in 2024. Although our efforts in 2023 were nominal as well.

Cost of Revenues

Cost of revenues primarily include the costs of products. Cost of revenues for the nine months ended December 31, 2024 decreased $10,625 or 100%, as compared to the nine months ended December 31, 2023, due to the write off of inventory to zero during the 2024 fiscal year.

General and administrative expenses

General and administrative expense include the costs associated with personnel. General and administrative expenses decreased for the nine months ended December 31, 2024 by $38,926, or 40%, as compared to the nine months ended December 31, 2023, primarily due to the decrease in personnel during 2024 fiscal year.

Professional fees

Professional fees include the costs associated with outside consultants to help manage the public entity as well as other professional consultants. Professional fees decreased for the nine months ended December 31, 2024 by $628,844, or 50%, as compared to the nine months ended December 31, 2023, primarily due reducing consultants during 2024 fiscal year.

Other expense

Other expense includes interest expense on note payables. Other expense increased for the nine months ended December 31, 2024 by $38,027, or 154204%, as compared to the nine months ended December 31, 2023, primarily due the fact that the Company has new notes baring interest in 2024 compared to 2023.

Comparison of the Nine Months Ended December 31, 2024 and, 2023

Our cash flow activities were as follows for the periods presented:

	Nine Months Ended December 31,
	2024	2023	Change

Net cash flows used for operating activities	$(328,471)	$(318,934)	$9,537
Net cash flows used for investing activities	-	-	-
Net cash flows provided by financing activities	353,431	314,669	38,763

Operating activities

Net cash flows used for operating activities was ($328,471) and ($318,934) for the nine months ended December 31, 2024 and 2023, respectively. The decrease of net cash flows used for operating activities of $9,537 was primarily due to the Company not issuing shares for stock compensation.

Investing activities

There were no investing activities for the nine months ended December 31, 2024 and 2024, respectively.

Financing activities

The Company issued new notes payable of $353,431 for the nine months ended December 31, 2024 compared to $314,669 for the nine months ended December 31, 2023.

Liquidity and Capital Resources

Comparison of December 31, 2024 and March 31, 2024

	December 31, 2024	March 31, 2024 2023	Change

Cash	$25,662	$702	$24,960
Current liabilities	1,097,922	486,366	611,556

The Company’s primary sources of liquidity are from cash flows generated from operations and financing activities. As of December 31, 2024 and March 31, 2024, the Company had cash of $25,662 and $702, respectively. As of December 31, 2024 and March 31, 2024, the Company had current liabilities of $1,097,922 and $496,366, respectively.

The Company believes its existing cash and expected cash flows from operations will not be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond. It will need to raise additional capital to continue operations.

Net Loss

As a result of the foregoing, for the nine months ended December 31, 2024, we incurred of a net loss of $715,946 compared to a comprehensive net loss of $1,349,571 for the nine months ended December 31, 2023. This decrease in net loss is primarily the result of the decrease in professional fees.

The Company is expending working capital to further their business plan.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other Estimates

See Note 1 to the accompanying audited financial statements included herein and starting on page F-1 for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2024 and March 31, 2024, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 to the accompanying audited financial statements included herein and starting on page F-1 for further discussion.

Liquidity and Capital Resources

The Company has met its current capital requirements primarily through the issuance of notes payable and convertible notes payable. Management views the working capital that is raised notes payable and convertible notes as being equivalent to raising working capital via common equity subscriptions. Any conversion of debt into equity could occur at a higher equity valuation then the Company currently has.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed financial statements for the period ended December 31, 2024. Our total accumulated deficit as of December 31, 2024 was approximately $9 million.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales notes payable. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying condensed financial statements. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended December 31, 2024. See Note 3 to the consdensed statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its condensed results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements. See Note 3 to the consdensed statements in our 2024 Annual Report for a complete discussion of our significant accounting policies and estimates.

Off-Balance Sheet Transactions

At December 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2024 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Item 8. Legal Proceedings.

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceeding.

Item 1A. Risk Factors

The Company’s investors should consider the risks that could affect its business as set forth in Item 1A, Risk Factors, of its most recent Annual Report on Form 10-KA.

The effectiveness of our disclosure controls and procedures and internal control over financial reporting

The Company has a limited number of personnel which may lead to a risk limited controls and procedures. As a result of the aforementioned reason there is a limit on the amount of internal controls during our financial reporting process.

The Company’s Chief Financial Officer is currently the Chief Financial Officer of another company

The Company Chief Financial Officer is also the Chief Financial Officer of another business and therefore may have limited time to work on the business and may experience time conflicts.

Our directors may lack of an independent director on your Board of Directors

Our directors are also on our Board of Directors and as a result the Board of Directors may lack some independence.

The Chief Executive Officer and the ability to control the Company

The Company’s Chief Executive Officer is also one of the most significant shareholders of the Company and as a result may control the Company.

Small customer base makes us dependent on a few customers

The Company currently has a small base of customers from which it derives its revenue. This could adversely affect the Company as it is dependent on a few customers for its current revenue.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Other Information

None.

Item 5. Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation, as amended
3.2	Bylaws, as amended
10.1	Membership Interest Purchase Agreement dated March 18, 2024 among the Company, BSG Holdings, Inc. and JBAH Holdings, Inc.
10.2	Executive Employment Agreement dated April 1, 2024 between the Company and Jeff Campbell
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.
32.1 & 32.2	Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2025

Scepter Holdings, Inc

By:	/s/Adam Nicosia
Adam Nicosia
Title:	Chief Executive Officer

