Form 10-K
period 2025-03-31
Adapti, Inc.
filed 2025-07-03
CIK 1420924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53336

ADAPTI, INC.

(Exact name of registrant as specified in its charter)

Nevada	01-0884561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2278 Monitor St, Dallas, Texas	85004
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 375-1500

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $5.60 based on a closing price of $6.00 per share on September 30, 2024 (after applying the 1-for-4,000 reverse stock split effective May 28, 2025.)

The number of shares of common stock outstanding as of June 30, 2025 was 1,532,420.

ADAPTI, INC. (FKA SCEPTER HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2025

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; the potential closing of any acquisition or other transaction, any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not intend, and undertake no obligation, to update any forward-looking statement. You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

-	our current lack of working capital;

-	inability to raise additional financing;

-	that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

-	deterioration in general or regional economic conditions;

-	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

-	inability to efficiently manage our operations;

-	inability to achieve future sales levels or other operating results; and

-	the unavailability of funds for capital expenditures.

-	Our lack of cash due to the shutdown of operations due to the pandemic.

-	Our late disclosure filings caused by a lack of funding due to the impact of the pandemic on our operations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Throughout this Annual Report references to “we”, “our”, “us”, “Scepter Holdings”, “Scepter”, “Adapti, Inc.”, “Adapti”, “the Company”, and similar terms refer to Adapti, Inc. (formerly known as Scepter Holdings, Inc.).

PART I

ITEM 1. BUSINESS.

General

Scepter Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 11, 2007. The Company underwent several name changes until April 15, 2025, when it changed its name to Adapti, Inc.

The Company manages the sales and brand development of a line of health and beauty products – trade named Dermacia. The Company has also been attempting to acquire or license performing brands to add to the Company’s portfolio of products and brands sold online and through strategic retail relationships and then by utilizing its AI based software – Adapti – to maximize the products successful through the use of the appropriate social media influencers. The Company sells the Dermacia branded cosmetics (dermaciapro.com) through its related websites and other online marketplaces. The Company is not currently selling any other products outside of its Dermacia product lines. The Company has historically only generated less than $15,000 in sales of the Dermacia brand annually.

In 2021, we decided that we would need to develop our own software system that would go out and scrape a number of social media applications and help us to determine the most effective influencers for our specific product line (currently only Dermacia). We retained the services of programmers and completed the Adapti product in 2024. The Adapti platform is an AI system that creates a ‘data fingerprint’ for client products data and even the entire company by utilizing third party AI such as ChatGPT, OpenAI or Google AI tools. It is management’s belief that Adapti will be able to match product data with influencers best positioned to successfully promote our current and future products and services. Adapti uses such third party AI to determine which influencers will likely be able to generate the most attention - in specifically curated audiences - to attempt to produce the most positive ROI on client spend. The Company has spent approximately $500,000 in the Company’s fiscal years 2023 and 2024 developing this software.

Adapti also continually analyzes proprietary data for each specific campaign along with public data sources as additional feedback to inform ongoing promotions and to further refine its algorithm and attempt to monetize accumulated data.

In 2023, we began beta testing Adapti and in 2024 ran a few live transactions utilizing Adapti in a production environment in assisting with the sale of Dermacia. Management believes that Adapti is a key piece of the strategy behind the potential acquisition of the Ballengee Group (as described elow) as the Company believes it will be able to help increase the social media presence of the Ballenge Group athletes. Adapti has not generated any revenues but it is anticipated that that the Adapti platform will be a key component of the development and expansion of the Ballengee Group, if and when such acquisition is completed.

Ballengee Group Acquisition

We have executed a Membership Interest Purchase Agreement, for the acquisition of the Ballengee Group, an agency that manages both Major League and Minor League baseball players. Although the Membership Interest Purchase Agreement has been executed and announced, the Company is currently negotiating an amendment to the Membership Interest Purchase Agreement, which the Company anticipates will be entered into and the transaction will close in the Company’s second fiscal quarter (the quarter ending September 30, 2025). Notwithstanding, there can be no assurance that the amendment to the Membership Interest Purchase Agreement will be agreed to or that the transaction will close.

In connection with the anticipated acquisition of Ballengee Group, the Company has entered into a consulting agreement appointing Jeff Campbell as its executive chairman upon completion of the Ballengee Group Acquisition. Additionally, subsequent the Ballengee Group acquisition, the Company and Mr. Campbell agree to negotiate in good faith to enter into an employment agreement for Mr. Campbell to become the CEO of the Company. Notwithstanding, there can be no assurances that the Ballengee Group acquisition will be completed and that Mr. Campbell will become our executive chairman and / or CEO.

Other Potential Acquisitions

The Company has also announced the signing of a letter of intent to acquire Matchpoint Connections, LLC. Matchpoint provides technology and software to assist universities in managing Name, Image and Likeness for its athletes. The transaction is expected to close in the second calendar quarter of 2026.

Expected Impact of Adapti and Ballengee Group

The Company’s influencer marketing software, Adapti, was created to solve the critical question of how to identify the best product and influencer fit that will result in an optimal return on advertising spend. We expect that Adapti’s AI based software will address this gap by providing quantitative recommendations that identify the best influencers to represent a product and/or the best products for an influencer to promote. However, Adapti has not been tested on a large scale and we do not know if it will actually produce the expected results.

The Company believes that the acquisition of the Ballengee group will have an immediate impact and drive additional revenue opportunities for the Company. Utilizing Adapti, which is being updated to meet the needs specific to the Ballengee Group athletes, upon the closing of the acquisition. The Company expects to be able to efficiently and accurately target brands that align with Ballengee clients. It is anticipated that higher profile clients will benefit from national campaigns, and previously underutilized minor league clients securing local opportunities. Historically management believes it was cost prohibitive to service the large number of low revenue generating clients in the sports and baseball sectors. However, management believes that Adapti’s AI software will provide a critical function by streamlining the process of identifying brand affinity and directing outreach efforts for significantly less cost and labor. These marketing engagements are expected to result in additional revenue for clients and the Company, if and when the Ballengee Group acquisition occurs. Additionally, there can be no assurances that even if the Ballengee Group acquisition is completed, that it will result in additional revenues to the Company, as Adapti has not been tested on a large scale and is still new and unproven technology that may contain software issues, or other problems scaling if and when needed. Adapti software could also require substantial additional investment in developing the technology and artificial intelligence infrastructure to operate as we expect.

Going Concern

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 2 to the Company’s March 31, 2025 consolidated financial statements, we had little revenues, have temporarily reduced the scale of our business operations until the Company is sufficiently capitalized, have recurring losses and have negative working capital and a stockholders’ deficit. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional capital or continue to make brand acquisitions that generate revenues. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Reverse Stock Split

Effective May 28, 2025, we effected a 1-for-4,000 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, our stockholders received one share of our common stock for every 4,000 shares each stockholder held immediately prior to the effective time of the Reverse Stock Split. Unless otherwise noted, all common stock shares, common stock per share data and shares of common stock underlying convertible instruments included in this Annual Report on Form 10-K, including the exercise or conversion price of such equity instruments, as applicable, have been retrospectively adjusted to reflect the Reverse Stock Split.

Competition

Assuming we complete the acquisition of the Ballengee Group, our primary business would be the management of baseball players, the baseball management agency landscape is highly competitive, with industry leaders such as Boras Corporation, Excel Sports Management, Wasserman, ACES, and CAA Sports consistently vying with firms like Ballengee Group for top MLB talent. These agencies compete directly with Ballengee Group by leveraging their extensive track records in contract negotiation, deep relationships with team executives, and comprehensive athlete services ranging from legal counsel to financial planning. Ballengee Group, while respected and growing, faces pressure from these larger agencies that often secure higher-value contracts and attract marquee clients through their established reputations and broader service offerings.

In the marketing and influencer management sector, agencies such as Klutch Sports Group, Distinction Agency, MOGL, and Socially Powerful are at the forefront of integrating athlete management with digital brand building—areas where Adapti.io is also active. These agencies compete with Adapti.io by offering hands-on campaign management, creative content production, and access to expansive influencer networks, often pairing athletes with major brands for high-impact digital campaigns. These agencies typically emphasize human expertise and personalized service, targeting athletes and brands seeking full-service solutions rather than self-serve, data-centric tools.

Both sets of competitors challenge Ballengee Group and Adapti.io by capitalizing on their respective strengths: established baseball agencies draw on decades of industry experience and high-profile client rosters, while influencer marketing firms harness digital agility and creative strategies to maximize off-field earnings. Ballengee Group must differentiate itself through personalized attention and niche expertise, while Adapti.io competes by offering scalable, tech-driven solutions that appeal to brands and athletes prioritizing efficiency and measurable results in influencer marketing. The competitive dynamics highlight the need for both Ballengee Group and Adapti.io to continuously innovate and tailor their offerings to meet the evolving needs of modern athletes and brands.

Employees

As of June 15, 2025, we employed no full time and 4 part time employees. In addition, we contract with a limited number of consultants to assist in activities related to our operations. If and when we complete the acquisition of the Ballengee Group, we anticipate that approximately 20 employees will perform services for the Ballengee Group post-acquisition.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These materials are available on the SEC’s web site, www.sec.gov.

You may also read and copy any materials you file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet site is located at www.sec.gov. Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at:

Adapti, Inc.

2278 Monitor St.

Dallas Texas, 85004

Attn: Chief Executive Officer

Tel: (775) 375-1500

Our website address is www.adapti.io. The information contained on our website is not incorporated by reference in this Form 10-K or in any other filing we make with the SEC. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A. Risk Factors.

An investment in our securities is highly speculative and involves a high degree of risk. In determining whether to purchase our securities, an investor should carefully consider all of the material risks described below, together with the other information contained in this report. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. An investor should only purchase our securities if he or she can afford to suffer the loss of his or her entire investment. These risks are not exclusive. Additional risks and uncertainties that are unknown to us, or that we currently deem immaterial, may impair our business operations. These risks may prevent us from achieving our business objectives, and may materially and adversely affect our business, financial condition, results of operations and prospects.

History of Operations — The Company has limited operating history upon which an Investor can base an investment decision.

The Company is an early-stage distribution company utilizing social media and its AI platform which might not be successful and therefore investors may lose their investment in the Company. Although the Company was formed on January 11, 2007, it has struggled to generate substantial sales and profitability and has tried to sell multiple products with limited success. It has been attempting to use social media and social media influencers to sell its products, but currently has had limited success and is unable to provide investors with significant data upon which an evaluation can be made of the Company’s prospects and an investment in its securities.

The Company cannot be certain that its business plan or the introduction of its AI based software for determining the best influencers to represent a product and/or the best products for a specific influencer to represent will be successful nor be able to generate substantial growth in sales. As an early-stage company, the Company will be particularly susceptible to the risks and uncertainties described in these risk factors and will be more likely to incur expenses associated with addressing them.

The Company cannot assure investors that it will be able to achieve any of its objectives, generate sufficient revenues to achieve or sustain profitability.

Actual Operating Results May Differ from Estimates — The Company’s actual operating results may differ from its initial estimates.

The Company’s operating results depend on marketing costs, public tastes, and promotional success. The Company expects to continue to generate revenues from the sale of its products through the use of social media promotions. The ability of the Company to generate revenues depends on the success of its promotions and its AI based software. Accordingly, the Company’s revenues are, and will continue to be, difficult to forecast. For the years ended March 31, 2025 and 2024, the Company only generated $4,894 and $13,672, respectively.

Acquisition Closing — There is no guarantee the announced acquisitions with the Ballengee Group and Matchpoint Connections will close.

The Company has executed a Membership Interest Purchase Agreement for the acquisition of the Ballengee Group and a Letter of Intent for Matchpoint Connections, a summary of each is set forth below in Note 14 “Subsequent Events” in the Notes to the Financial Statements for the years ended March 31, 2025 and March 31, 2024. Although the Membership Interest Purchase Agreement has been executed and announced, the Company is currently negotiating an amendment to the Membership Interest Purchase Agreement, which the Company anticipates will be entered into and the transaction will close in the Company’s second fiscal quarter (the quarter ending September 30, 2025). Notwithstanding, there can no assurances that the amendment to the Membership Interest Purchase Agreement will be agreed to or that the transaction will close. Additionally, although the Company executed a Letter of Intent with Matchpoint Connections, there can be no assurances that such transaction will close.

Acquisition Performance and Synergies — There is no guarantee the announced acquisition with the Ballengee Group will continue to perform or that the assumed synergies will emerge even if the acquisition closes.

Management believes that the acquisition of the Ballengee Group could be a transformative acquisition for the Company that management anticipates would bring over $10 million in annual revenues and $5 million in annual EBITDA to the Company. However, there is no guarantee that even if the acquisition closes, the combined company will be able to maintain its business operations or revenues and/or grow the business and revenues. It is also assumed that the AI based software product of the Company, Adapti, will be able to generate social media promotional opportunities for the athlete clients of Ballengee Group, potentially resulting in additional revenues and competitive advantages for the proposed combined businesses. However, given that Adapti is unproven in the market, there is no guarantee that such additional revenues or competitive advantages would be achieved.

Revenues — There is no guarantee revenues will remain consistent over time.

It is likely that revenues generated from the sale of our products and services, and the introduction of new products and services, will not remain consistent over time. Even if the Company is successful in selling and promoting a specific product or service, there are no guarantees that sales from such particular product or services will continue to grow nor whether sales from a newly introduced product or service will have any success. For the years ended March 31, 2025 and 2024, the Company only generated $4,894 and $13,672, respectively. While the acquisition of the Ballengee Group is anticipated to significantly increase revenue for the Company, there can be no assurances that the transaction will close or that the Company will be able to maintain the revenues of Ballengee Group post acquisition.

Fluctuations in Operations — The Company’s operating results may fluctuate significantly.

The Company expects that its future operating results will fluctuate significantly as a result of, among other factors:

●	The success of current products and services and newly introduced products and services;

●	The completion of the Company’s anticipated acquisitions, including the acquisition of Ballengee Group, and the ability of the Company to continue operating Ballengee Group successfully post acquisition;

●	The success of the company’s software to pick appropriate influencers for each existing and newly introduced products at proper costs;

●	The costs for production, distribute and promotion of the products and services;

●	The timing of receipt of proceeds generated by the sales;

●	The timing and magnitude of operating expenses and capital expenditures;

●	General economic conditions, including continued slowdown in spending.

As a result, the Company believes that its results of operations may fluctuate significantly, and it is possible that the Company’s operating results could be below the expectations of investors.

Diversification — The Company’s success depends on a small number of products and services.

A common way to diversify risk is to introduce multiple lines of products and services and offer and sell them through multiple channels. This diversification reduces the impact of the commercial success of a single product or service, or the impact of the failure of a product or service on Company’s overall financial health. Due to financial limitations, however, the Company is focused on a select group of products and services and are selling these products through the use of social media and the use of social media influencers. Although the Company plans to offer additional products and services, including the Adapti services and the agency services of the Ballengee Group upon the successful completion of the acquisition, if and when it occurs, it plans to concentrate its sales and promotional efforts of its products through this single sales channel so there will be a continued risk of a lack of diversification for investors.

Capital – Our business requires a substantial investment of capital, and we have limited working capital and limited access to financing.

The promotion and marketing of our products and services along with the continued development and improvement to our software requires additional capital. In addition, if and when we complete the acquisition of the Ballengee Group, we will require even more capital in order to continue running our current business, as well as the Ballengee Group. Our cash requirements, is expected to exceed the level of cash generated by operations for the foreseeable future. Accordingly, we may have limited working capital. Capital available for these purposes will be reduced to the extent that we are required to use funds otherwise budgeted for capital investment to fund our operations. Curtailed investment over a sustained period could have a material adverse effect on future operating results and cash flows. Further, a significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our television programs or motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from our operating cash flow and from other financing sources. We cannot assure you that we will not be subject to substantial financial risks relating to our business growth.

Our ability to obtain additional financing on satisfactory terms may be limited. With respect to equity financing, our ability to sell our equity securities depends on general market conditions, including the demand for our securities. We may be unable to raise capital through the sale of equity securities, and if we were able to sell equity, our existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If adequate financing is not available at all or is unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or respond to competitive pressures in the industry. Any of the foregoing could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our AI based Social Media Software, Adapti, is critical for the marketing and growth of our products

We have spent the past 3 years developing our Adapti software to assist in locating and negotiating promotional arrangements with social media influencers, and the software has successfully completed beta testing and is ready for production launch. However, there is no guarantee that the software will operate as expected in a production environment or be able to provide us with the assistance in obtaining the correct influencer to successfully market our products. Further, in the event we complete the Ballengee acquisition, there is no assurance that the Adapti will be as valuable to the Ballengee Group business as we anticipate. If the software does not work as expected, the ability to sell our products and grow our business could be hampered.

In addition, if the software does not work as expected, we might be required to spend additional capital in software development. There are no guarantees that we will have the capital to spend in development or be able to get the software to work as desired even if we do spend additional capital. We also expect that we will need to spend additional capital in the future to further improve and maintain our software. There are no guarantees that we will have this capital to spend nor be able to successfully make the improvement as desired even if we do spend such capital.

Competition — There can be no assurance that the Company will be able to compete with substantially larger competitors.

There are numerous other companies selling products online through the use of social media influencers, and numerous other sports agencies representing athletes. The number of competitors and even very large competitors offering similar products and services in the market makes it difficult for the Company to succeed.

Reliance on Personnel — The Company depends on management to succeed.

To accomplish our objectives, we require a strong management team with expertise in both software development and product development and sales and marketing. Although we have entered into agreements with certain of our executive officers and contracts with our outsourced programming consultants, each of them may terminate its contract with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. We may not be able to attract and retain these personnel on acceptable terms given the competition for personnel with similar qualifications. The loss of the services of any of our executive officers could impede our growth.

We owe significant accrued salary to our Chief Executive Officer and Chief Financial Officer, which may impact their continued service and create financial and reputational risks to the Company.

As of June 1, 2025, our (i) Chief Executive Officer, Adam Nicosia, is owed an aggregate of $110,000 in accrued but unpaid salary and (ii) Chief Financial Officer, Marilu Brassington, is owed an aggregate of $65,500 in accrued but unpaid salary. There is no assurance that Mr. Nicosia nor Ms. Brassington will continue to provide services to the Company in the event that there is continued delay in payment of their full compensation. As of the date of this Annual Report, the Company does not have sufficient capital to pay Mr. Nicosia’s and Ms. Brassington’s accrued but unpaid salary. If either officer were to resign or reduce his or her engagement due to the outstanding obligations, our operations, strategic direction, and ability to attract investors or key partners could be materially and adversely affected. Furthermore, our failure to pay accrued compensation may raise legal, accounting, and reputational concerns and may expose us to claims or liabilities under employment laws. We expect to attempt to satisfy the remaining balance of unpaid salaries once we achieve sufficient profitability or raise additional capital. However, there can be no assurance as to when or whether we will be able to do so.

Cybersecurity – Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.

Our success is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, and cybersecurity risks. Interruptions in these systems, or with the internet in general, could hinder our ability to produce and distribute the Series.

Our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber- attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems may experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. Additionally, outside parties may attempt to induce employees, vendors, partners, or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our operations.

Smaller Reporting Company — We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our securities less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including “emerging growth companies” such as, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Our status as a smaller reporting company is determined on an annual basis. We cannot predict if investors will find our securities less attractive or our Company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future financial results may not be as comparable to the financial results of certain other companies in our industry that adopted such standards.

Shareholder Approval — Two affiliated parties currently own 47.93% of the total shares issued and outstanding, and as a result, collectively. controls all matters requiring shareholder approval.

Market Group International (an entity controlled by Robert Van Boerum, a former director) Stuff International (an entity controlled by Adam Nicosia, our President / Chief Executive Officer and a director) and EcoScientific Labs (an entity controlled by Adam Nicosia, our President / Chief Executive Officer and a director) . together control the Company through the ownership approximately 47.93% of the Company’s issued and outstanding common stock. As a result, these controlling stockholders may have the ability to strongly influence the outcome of all decisions at the Company’s shareholder meetings, including electing our board of directors. The decisions of these stockholders on these matters may be contrary to your expectations or preferences, and they may take actions that could be contrary to your interests. So long as our controlling shareholder beneficially owns a sufficient number of shares of Common Stock, even if they beneficially own significantly less than 50% of our outstanding share capital, they will be able to effectively influence decisions that our shareholders vote on.

Notwithstanding, upon completion of the Ballengee acquisition, if and when it occurs, the owners of the Ballengee group may own a large portion of our outstanding common stock post transaction, which may be in excess of 50%, which would effectively give such holders voting control of the Company.

Potential Substantial Dilution and Change of Control Upon the Ballengee Group Acquisition

If we complete the proposed acquisition of Ballengee Group, the current holders of our common stock are likely to experience substantial dilution. The transaction, although still being negotiated, would likely result in the issuance of a significant number of shares of our common stock to the equity holders of Ballengee Group. Following the closing of the acquisition, the former equity holders of Ballengee Group are expected to own in excess of 50% of the outstanding shares of our common stock.

As a result, the transaction would constitute a change of control, and the former Ballengee equity holders would be able to exert substantial influence, if not control, over our company, including the election of directors, approval of significant corporate transactions, and other stockholder matters. This level of ownership concentration could delay or prevent a change in control of the Company, even if such a change of control would benefit our existing stockholders, and could limit your ability to influence corporate matters. Additionally, the market price of our common stock could be adversely affected if investors perceive the transaction as having a dilutive or adverse effect on the value of their holdings.

Unauthorized disclosure of cardholder and customer data or similar violations of applicable data privacy laws, whether through a security breach of our computer systems, our third-party processor’s computer systems or otherwise, or through our unauthorized use or transmission of such data could subjects us to costly fines, penalties, and legal claims.

We collect and store personally identifiable information about patrons, including names, addresses, and account numbers, and we maintain a database of customer data. We also rely on our third-party processor and certain other technology partners to process and store customer data. As a result, we, as well as our third-party processor, and certain of our other technology providers, are required to comply with various foreign, federal, and state privacy statutes and regulations. Compliance with these regulations and requirements, which are subject to change at any time, is often difficult and costly, and our failure, or the failure of these other third parties, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our sponsor bank, and termination of our agreements with our customers, each of which could have a material adverse effect on our business, financial condition, operations, or cash flows. If our computer systems or those of our third-party processor or other technology providers suffer a security breach, we may be subject to liability, including claims for unauthorized transactions with misappropriated bank card information, impersonation, or similar fraud claims, as well as for any failure to comply with laws governing required notifications of such a breach, and these claims could result in protracted and costly litigation, penalties, or sanctions, and damage to our reputation, which could adversely impact our financial results.

Material Weakness - In prior periods we identified certain material weaknesses in our internal controls over financial reporting. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

While our internal controls over financial reporting are currently effective, we identified material weaknesses in our financial reporting in prior periods resulting from (i) an inability to segregate incompatible duties due to having a small finance group, and (ii) the failure to conduct an analysis relating to the consolidation of an acquired entity. In connection with these prior material weaknesses we implemented remediation measures including the hiring of an interim Chief Financial Officer and have made her in charge of the ongoing identification, design and implementation of internal control over financial reporting.

Notwithstanding our attempt to remediate prior material weaknesses, if we identify new material weaknesses in our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and we may not be able to prevent fraud. As a result of such failures, we could also become subject to investigations by the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business, and would have a material adverse effect on our business, financial condition and results of operations.

Acquisition Risk

There is no guarantee that we will be able to negotiate the anticipated amendment to the Membership Interest Purchase Agreement or that the transaction will close. In the event that it does close, there are no assurances that post-acquisition, the Ballengee Group will continue to perform or that the assumed synergies will emerge between the two companies. While management anticipates that the acquisition would bring over $10 million in annual revenues and $5 million in annual EBITA, there is no guarantee that even if the acquisition closes, the combined company will be able to maintain such business and/or grow its operations and revenues. It is also anticipated that the AI based software product of the Company, Adapti, will be able to generate social media promotional opportunities for the athlete clients of Ballengee Group allowing for additional revenues and competitive advantages for the proposed combined businesses. However, there is no guarantee that such additional revenues or competitive advantages would be achieved.

The Company intends to utilize social media and its AI platform to distribute products which might not work and might cause investors to lose their investment. The Company also cannot assure investors that it will be able to achieve any of its objectives, generate sufficient revenues to achieve or sustain profitability.

The Company cannot be certain that its business plan or the introduction of its AI based software for determining the best influencers to represent a product and/or the best products for a specific influencer to represent will be successful nor be able to generate substantial growth in sales. As an early-stage company, the Company will be particularly susceptible to the risks and uncertainties described in these risk factors and will be more likely to incur expenses associated with addressing them.

Penny Stock Rules —If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

Our common stock is considered a “penny stock.” The principal result or effect of being designated a penny stock is that securities broker-dealers participating in sales of our common stock are subject to the penny stock regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA Rules—FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, Inc. (“FINRA”), has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares, as well as overall liquidity, of our common stock.

Our independent registered public accounting firm’s report states that there is substantial doubt that we will be able to continue as a going concern. Our possible inability to stay in business could result in a total loss on investment by our shareholders.

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 2 to the Company’s March 31, 2025 consolidated financial statements, we had little revenues, have minimal business operations, have recurring losses and have negative working capital and a stockholders’ deficit. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding or continue to make brand acquisitions. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The effectiveness of our disclosure controls and procedures and internal control over financial reporting

The Company has a limited number of personnel which may lead to a risk limited controls and procedures. As a result of the aforementioned reason there is a limit on the amount of internal controls during our financial reporting process, which may result in errors, omissions, or failures to timely complete our required SEC reports, including but not limited to annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

The Company’s Chief Executive Officer and Chief Financial Officer are currently the President and Chief Financial Officer of other companies.

The Company’s Chief Executive Officer and Chief Financial Officer, each work on a part time basis and currently also serves as President and the Chief Financial Officer, respectively of other entities that they perform part time services for. As a result, each may have limited time to work on our business and may experience time conflicts, which could negatively impact our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a smaller reporting company with limited cash resources, we do not currently maintain formal cybersecurity policies, processes, procedures, or training programs. We do not have personnel specifically dedicated to cybersecurity risk management. We are aware of the importance of cybersecurity protections and intend to develop a more robust cybersecurity framework if financial and operational conditions permit. At present, we have not implemented system monitoring, employee training, or incident response protocols. We have not experienced any cybersecurity incidents to date, but any cyber security incident may negatively impact our operations.

ITEM 2. PROPERTIES

The Company has no leases or properties for the years ended March 31, 2025 and March 31, 2024. Notwithstanding, if and when we complete the Ballengee Group acquisition, we anticipate leasing office space for the Ballengee Group business to operate.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SOTCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades under the symbol “ADTI” on the PINK market of the OTC Markets Group. As of March 31, 2025, we had approximately 69 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Although a market for our common stock exists, it is still relatively illiquid.

Dividends

There were no dividends issued as during the fiscal years ended March 31, 2025 and 2024. We have never declared or paid any cash dividends on our capital stock and we do not currently anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the operation and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants, applicable law and other factors that our board of directors may deem relevant. If we do not pay dividends, a return on your investment will occur only if the market price of our common stock appreciates.

Equity Compensation Plans

The Company currently has no equity compensation plans under which the Company’s equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

The following information is given with regard to unregistered securities sold since April 1, 2022. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

During the quarter ended March 31, 2025, the Company issued 29,500 restricted shares of common stock to Market Group International (“MGI”) after reverse stock split, in full settlement of MGI note payable balance of $284,797 of which principal balance of $252,002 and $32,795 of accrued interest at 20% discount to market conversion price of $9.60.

During the quarter ended March 31, 2024, the Company issued 625 restricted shares of common stock to Vasil Popov in exchange for his professional services.

During the quarter ended March 31, 2024, the Company issued 15,625 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended December 31, 2023, the Company issued 625 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $9.20 per share for total compensation costs of $5,750.

During the quarter ended December 31, 2023, the Company issued 15,625 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended December 31, 2023, the Company issued 1,250 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services at a price of $9.20 per share for total compensation costs of $11,500.

During the quarter ended December 31, 2023, the Company issued 71,858 restricted shares of common stock to Johannesen Consulting, Inc., for the conversion of $287,430 of debt.

During the quarter ended December 31, 2023, the Company issued 15,625 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended September 30, 2023, the Company issued 625 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $9.20 per share for total compensation costs of $5,750.

During the quarter ended September 30, 2023, the Company issued 15,625 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended September 30, 2023, the Company issued 1,250 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services at a price of $9.20 per share for total compensation costs of $11,500.

During the quarter ended September 30, 2023, the Company issued 71,858 restricted shares of common stock to Johannesen Consulting, Inc., for the conversion of $287,430 of debt.

During the quarter ended September 30, 2023, the Company issued 15,625 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services.

During the quarter ended June 30, 2023, the Company issued 3,514 shares of common stock to Paul Kison for the conversion of $15,000 of debt.

During the quarter ended June 30, 2023, the Company issued 625 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $9.20 per share for total compensation costs of $5,750.

During the quarter ended June 30, 2023, the Company issued 15,625 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended June 30, 2023, the Company issued 1,250 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services at a price of $9.20 per share for total compensation costs of $11,500.

During the quarter ended June 30, 2023, the Company issued 15,625 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended March 31, 2023, the Company issued 3,453 shares of common stock to Bruce A. Smith for the conversion of $20,000 of debt.

During the quarter ended March 31, 2023, the Company issued 1,822 shares of common stock to Larry C. Tankson for the conversion of $10,000 of debt.

During the quarter ended March 31, 2023, the Company issued 782 shares of common stock to Carole Alley Family Trust for the conversion of $5,000 of debt.

During the quarter ended March 31, 2023, the Company issued 784 shares of common stock to Donald L. Christensen & Hazel J. Christensen Revocable Living Trust for the conversion of $5,000 of debt.

During the quarter ended March 31, 2023, the Company issued 2,462 shares of common stock to William P. Elkins for the conversion of $15,000 of debt.

During the quarter ended March 31, 2023, the Company issued 821 shares of common stock to Wallace Chapiewski for the conversion of $5,000 of debt.

During the quarter ended March 31, 2023, the Company issued 821 shares of common stock to Santuccio Ricciardi for the conversion of $5,000 of debt.

During the quarter ended March 31, 2023, the Company issued 1,563 shares of common stock to Arnaldo Aleman for the conversion of $10,000 of debt.

During the quarter ended March 31, 2023, the Company issued 625 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $9.20 per share for total compensation costs of $5,750.

During the quarter ended March 31, 2023, the Company issued 15,625 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of 9.20 per share for total compensation costs of $143,750.

During the quarter ended March 31, 2023, the Company issued 1,250 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services at a price of $9.20 per share for total compensation costs of $11,500.

During the quarter ended March 31, 2023, the Company issued 15,625 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended December 31, 2022, the Company issued 5,96715,625 shares of common stock to George Sentena for the conversion of $40,000 of debt.

During the quarter ended December 31, 2022, the Company issued 4,103 shares of common stock to Chancey Dement for the conversion of $25,000 of debt.

During the quarter ended December 31, 2022, the Company issued 821 shares of common stock to Ronald & Anna Miller for the conversion of $5,000 of debt.

During the quarter ended December 31, 2022, the Company issued 1,563 shares of common stock to Paul Kison for the conversion of $10,000 of debt.

During the quarter ended December 31, 2022, the Company issued 684 shares of common stock to John Erickson for the conversion of $5,000 of debt.

During the quarter ended December 31, 2022, the Company issued 684 shares of common stock to Craig and Carol Adams for the conversion of $5,000 of debt.

During the quarter ended December 31, 2022, the Company issued 1,094 shares of common stock to Thomas A Felardo, Trustee of the Odralef Trust for the conversion of $10,000 of debt.

During the quarter ended December 31, 2022, the Company issued 625 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $9.20 per share for total compensation costs of $5,750.

During the quarter ended December 31, 2022, the Company issued 15,625 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended December 31, 2022, the Company issued 1,250 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services at a price of $9.20 per share for total compensation costs of $11,500.

During the quarter ended December 31, 2022, the Company issued 15,625 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services

During the quarter ended September 30, 2022, the Company issued 1,200 shares of common stock to Arthur J. Earl for the conversion of $15,000 of debt.

During the quarter ended September 30, 2022, the Company issued 9,786 shares of common stock to Bruce A. Smith for the conversion of $100,000 of debt.

During the quarter ended September 30, 2022, the Company issued 4,100 shares of common stock to Davis Wulf & Nancy L Wulf Living Trust for the conversion of $50,000 of debt.

During the quarter ended September 30, 2022, the Company issued 4,100 shares of common stock to Davis Wulf & Nancy L Wulf Living Trust for the conversion of $50,000 of debt.

During the quarter ended September 30, 2022, the Company issued 1,250 restricted shares of common stock to Drucorp, in exchange for John Powell’s professional services.

During the quarter ended September 30, 2022, the Company issued 15,625 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended September 30, 2022, the Company issued 4,260 shares of common stock to George L. Sentena for the conversion of $40,000 of debt.

During the quarter ended September 30, 2022, the Company issued 1,640 shares of common stock to Jeanine A. Bitskay for the conversion of $15,000 of debt.

During the quarter ended September 30, 2022, the Company issued 1,250 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services.

During the quarter ended September 30, 2022, the Company issued 15,625 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services.

During the quarter ended September 30, 2022, the Company issued 2,050 shares of common stock to Raymond R. Gould for the conversion of $25,000 of debt.

During the quarter ended September 30, 2022, the Company issued 625 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $9.20 per share for total compensation costs of $5,750.

During the quarter ended June 30, 2022, the Company issued 539 shares of common stock to Gene Marlow for the conversion of $5,000 of debt.

During the quarter ended June 30, 2022, the Company issued 1,431 shares of common stock to John A Cloward & Jacqueline R Cloward for the conversion of $20,142.46 of debt.

During the quarter ended June 30, 2022, the Company issued 3,831 shares of common stock to Davis Wulf & Nancy L Wulf Living Trust for the conversion of $51,493 of debt.

During the quarter ended June 30, 2022, the Company issued 731 shares of common stock to Wayne Ballard for the conversion of $10,058 of debt.

During the quarter ended June 30, 2022, the Company issued 1,131 shares of common stock to Raymond R. Gould for the conversion of $10,499 of debt.

During the quarter ended June 30, 2022, the Company issued 2,734 shares of common stock to Michael Kang for the conversion of $25,370 of debt.

During the quarter ended June 30, 2022, the Company issued 5,208 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the Quarter ended June 30, 2022, the Company issued 5,208 restricted shares of common stock to Market Group International, in exchange for Robert Van Boerum’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the Quarter ended June 30, 2022, the Company issued 1,118 shares of common stock to Robert D. Nott for the conversion of $7,879.25 of debt.

During the Quarter ended June 30, 2022, the Company issued 3,934 shares of common stock to George L. Sentena for the conversion of $31,495.89 of debt.

During the Quarter ended June 30, 2022, the Company issued 5,562 shares of common stock to Bruce A. Smith for the conversion of $52,493.15 of debt.

During the Quarter ended June 30, 2022, the Company issued 926 shares of common stock to Donald L. Christensen & Hazel J. Christensen Revocable Living Trust for the conversion of $7,701.37 of debt.

During the Quarter ended June 30, 2022, the Company issued 3,566 shares of common stock to Ronald L. Johnson for the conversion of $26,246.58 of debt.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and the related notes included elsewhere herein. Our historical results do not necessarily reflect what our historical financial position and results of operations would have been had we been a stand-alone public company during the years presented. In addition, our historical results are not necessarily indicative of the results to be expected for any future period, and results for any interim period are not necessarily indicative of the results to be expected for the full year.

In addition to our financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Results of Operations

Overview

Adapti, Inc (fka Scepter Holdings, Inc.). (the “Company”) was incorporated under the laws of the State of Nevada on January 11, 2007. The Company manages the sales and brand development of health and beauty products through the Dermacia product line. The Company seeks to acquire or license performing brands to add to the Company’s portfolio of products and brands sold online and through strategic retail relationships. The Company has expertise manufacturing, distributing, marketing, and selling online consumer packaged goods and seeks to leverage its expertise to grow additional acquired brands. For the years ended March 31, 2025 and 2024, the Company only generated $4,894 and $13,672, respectively.

The Company has no parent entity and does not own any wholly-owned or majority-owned subsidiaries. Upon the closing of the acquisition of the Ballengee Group, the Company will operate Ballengee Group LLC as a wholly-owned subsidiary.

The Company manages the sales and brand development of health and beauty products through its Dermacia product line. On or around the date of this filing the Company was actively selling Dermacia branded cosmetics through its related websites and other online marketplaces. The Company is actively developing line extensions under the established brands, and actively working to add new brands to its product portfolio.

See “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

In 2018, we began selling our own licensed products direct to consumers through the acquisition of the product formulation, inventory and customer list of Dermacia, a line of skin care and healthcare products (dermaciapro.com) In 2019, we began marketing to our customers through the use of social media such as Instagram, Facebook and other applications, and it became apparent that we needed to employ social media influencers that had specialization in marketing products similar to ours to our desired demographics– typically women who purchase high-end health and beauty products online. We quickly discovered that identifying the appropriate influencers and determining the proper amount to pay for this type of marketing proved to be extremely difficult.

In 2021, we decided that we would need to develop our own software system that would go out and scrape a number of social media applications and help us to determine the most effective influencers for our specific product line (currently only Dermacia). We hired a number of programmers and after several years we created Adapti. Essentially, the Adapti platform is an AI system that creates a ‘data fingerprint’ for client products data and even the entire company by utilizing third party AI such as ChatGPT, OpenAI or Google AI tools. It is management’s belief that Adapti will be able to match product data with influencers best positioned to successfully promote our products and services. Adapti uses such third party AI to determine which influencers will likely be able to generate the most attention - in specifically curated audiences - to attempt to produce the most positive ROI on client spend. The Company has spent approximately $500,000 in fiscal years 2023, 2024 and 2025 developing this software.

Adapti also continually analyzes proprietary data for each specific campaign along with public data sources as additional feedback to inform ongoing promotions and to further refine its algorithm and attempt to monetize accumulated data.

At the same time, as we had programming capabilities, we took on several outsourced projects to generate limited income and fully deploy our personnel.

In 2023, we began beta testing Adapti and in 2024 ran a few live transactions utilizing Adapti in a production environment in assisting with the sale of Dermacia. Adapti is expected to become a part of the strategy with the Ballengee Acquisition to assist the Ballengee clients with its social media opportunities. However, Adapti has not generated any revenues.

The Company began selling its own licensed products direct to consumers through the acquisition of the product formulation, inventory and customer list of Dermacia, a line of skin care and healthcare products.

Comparison of the Year Ended March 31, 2025 and 2024 – Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements, and related notes, included herein.

	Year Ended March 31,		Change
	2025	2024	2025 vs. 2024
	(in thousands, except percentages)
Revenues:
Product revenues	$4,894	$13,672	(8,778)	(64)%
Total revenues	4,894	13,672	(8,778)	(64)%

Cost of revenues	-	200,240	(200,240)	(100)%

General and administrative	73,944	16,136	57,808	358%
Professional fees	834,576	1,496,924	(662,348)	(44)%
Net operating loss	(908,520)	(1,513,060)	(604,540)	(40)%
Other expense	(56,519)	(9,387)	47,132	502%
Net loss before income taxes	(960,145)	(1,709,015)	(748,870)	(44)%
Income taxes	-	-	-	-
Net loss	$(960,145)	$(1,709,015)	(748,870)	(44)%

Revenues

Merchandise revenues include payments received for products shipped and sold through our vendors. Revenues for the year March 31, 2025 decreased $8,778, or 64%, as compared to the year March 31, 2024, primarily due decreased marketing efforts in 2025. Although our efforts in 2024 were nominal as well.

Cost of Revenues

Cost of revenues primarily include the costs of products. Cost of revenues for the year ended March 31, 2025 decreased $200,240 or 100%, as compared to the year ended March 31, 2024, due to the write off of inventory to zero during the 2024 fiscal year.

General and administrative expenses

General and administrative expense include the costs associated with renewal of the company’s state license. General and administrative expenses increased for the year ended March 31, 2025 by $57,808, or 358%, compared to the year ended March 31, 2024, primarily due to payments made to the state of Nevada.

Professional fees

Professional fees include the costs associated with outside consultants to help manage the public entity as well as other professional consultants. Professional fees decreased for the year ended March 31, 2025 by $662,348, or 44%, as compared to the year ended March 31, 2024, primarily due to reducing consultants during 2025 fiscal year.

Other expense

Other expense includes interest expense on note payables. Other expense increased for the year ended March 31, 2025 by $47,132, or 502%, as compared to the year ended March 31, 2024, primarily due to the fact that the Company has new notes baring interest in 2025 compared to 2024.

Comparison of the Year Ended March 31, 2025 and, 2024

Our cash flow activities were as follows for the periods presented:

	Year Ended March 31,
	2025	2024	Change

Net cash flows used for operating activities	$(250,130)	$(6,470)	$243,660
Net cash flows used for investing activities	-	-	-
Net cash flows provided by financing activities	250,000	-	250,000

Operating activities

 Net cash flows used for operating activities was ($250,130) and ($6,470) for the year ended March 31, 2025 and 2024, respectively. The increase of net cash flows used for operating activities of $250,130 was primarily due to the Company not issuing shares for stock compensation.

Investing activities

There were no investing activities for the year ended March 31, 2025 and 2024, respectively.

Financing activities

The Company issued new notes payable of $250,000 for the year ended March 31, 2025. There were no financing activities for the year ended March 31, 2024. The Company settled liabilities utilizing share based compensation and related party notes payables.

Comparison of March 31, 2025 and 2024 – Balance Sheet

Key balance sheet line items

	March 31,	March 31,
	2025	2024

Current Liabilities:
Accounts payable and accrued liabilities	$525,618	$140,350
Convertible notes payable, accrued interest	52,745
Related Party Convertible notes payable, accrued interest	211,113	-
Related Party Notes payable, accrued interest	242,511	346,016

Total Current Liabilities	1,031,987	486,366

Accounts Payable and Accrued Liabilities

Accounts payable represents various vendors bills essential to operate the company. Accounts payable as of March 31, 2025 and March 31, 2024 is $99,952 and $36,803.The accrued expenses are primarily made of professional and legal fees to manage and operate the Company. The primary reason for the increase is due to professional fees. See related party notes payable footnote for further discussion. Accrued expenses of March 31, 2025 and March 31, 2024 is 425,665 and $103,548 respectively. Accrued expenses is made up of following as of March 31, 2025:

Accrued Liabilities
Consulting fees	$290,500
Accounting Firm	$3,000
Legal Counsel	$132,165
$425,665

Related party convertible notes payable and accrued interest

Related party convertible notes payable are made of two notes as of March 31, 2025. These are two related party notes as of March 31, 2025 are to Campbell Trust and Stuff International totaling $200,000 plus accrued interest of $11,112, There were no related party convertible notes payable as of March 31, 2024.

Related party notes payable and accrued interest

There is one remaining related party notes payable as of March 31, 2025. The note is from Stuff International and totals $223,245 plus accrued interest of $19,267 for a total balance of $242,511. There was another note to MGI. Per the terms of this note, it was fully settled for common stock as of March , 31, 2025. As of March 31, 2025, the MGI note was fully converted for 118,665,325 common stock for note payable balance of $252,002 plus accrued interest of 32,795 for a total balance of $284,797. This represented a 20% discounted share price at that time of $0.0024 per share.

As of March 31, 2024, two notes, Stuff International and MGI made up the note payable balance of $346,016. One note is to Stuff International and the other Note Payable is to MGI. This MGI note is as a result of conversion of accounts payable to a Note payable. As of March 31, 2024, is $84,613 and $252,002 for Stuff International and MGI respectively plus accrued interest on both notes of $9,400, representing a total note payable and accrued interest balance of $346,016.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position, or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements. See Note 3 to the consolidated statements in this Annual Report for a complete discussion of our significant accounting policies and estimates.

Other Estimates

See Note 1 to the accompanying audited financial statements included herein and starting on page F-1 for further discussion.

Off-Balance Sheet Arrangements

As of March 31, 2025 and 2024, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 to the accompanying audited financial statements included herein and starting on page F-1 for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY

See Index to Financial Statements in Part IV, Item 15 of this Current Report on Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2025 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2025 as a result of the identification of the material weaknesses described below.

Specifically, management identified the following control deficiencies: (1) The Company has not properly segregated duties as two or three individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines and (3) the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Our Company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2026: (i) adopt sufficient written policies and procedures for accounting and financial reporting, (ii) complete the implementation of QuickBooks Enterprise solution for consistent recording and accounting of all transactions across all business groups started in June, 2025. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Accordingly, while the Company has identified certain material weakness in its system of internal control over financial reporting, it believes that is has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles generally accepted in the United States of America.

While our internal controls are improving there is more work to do as our Company continued to recover from the Pandemic and increases employment so that we can better segregate Suites. During 2026, Management has taken steps to segregate duties. Personnel and officers who make journal entries have no control of the bank accounts. Operational personnel have no control over financial reporting.

Based on the aforementioned, all of the tasks are segregated so that no one person can issue payments on their own. Any payment must be in line with the payments unanimously authorized by the board.

Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the year ended March 31, 2025 there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Financial Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARIDNG FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers.

The names of our directors and executive officers and their ages, positions, and biographies as of the date of this Annual Report on Form 10-K are set forth below. Our executive officers are appointed by, and serve at the discretion of the Board. For a description of the employment agreements and other ancillary agreements entered into between our officers and directors and the Company, please refer to the section entitled Executive Compensation below.

Name	Position	Term of Office	Age
Adam Nicosia	Chief Executive Officer and Director	December 2023-Present	48

Marilu Brassington	Interim Chief Financial Officer and Director	October 2023- Present	48

Matthew Balk	Director	October 2023-Present	65

Biographical information regarding our directors and executive officers is set forth below.

Adam Nicosia

Mr. Nicosia brings his 18+ years experience in developing direct and indirect, domestic and international distribution sales channels in mid-sized private companies. Mr. Nicosia has successfully developed and launched multiple retail brands, ranging from soft goods, sporting goods, personal care, electronics and commercial product lines. Each product line has attributed to more than 500 MM+ dollars in retail sales throughout the Club, Food and Drug, e-commerce, Hardware, Specialty and Mass Retail channels. From January 2022 to the present, Mr. Nicosia has been the Chief Executive Officer of Stuff International, Inc. From November 2023 to June 2024, Mr. Nicosia was the Head of Global Sales and Marketing of Blendtec. From November 2018 to November 2023, Mr. Nicosia was the VP Sales Business Development of Klymit. The Company believes that Mr. Nicosia is qualified to serve on our Board of Directors due to his extensive experience developing consumer goods companies and e-commerce channels.

Marilu Brassington

Ms. Brassington serves as the Chief Financial Officer for the Company and as a director. Prior to Scepter, she was in charge of accounting of several publicly traded public companies from 2014 to 2021. Ms. Brassington currently serves as a part-time chief financial officer for Ridepair Inc. Ms. Brassington served as the Chief Financial Officer of Bitzio, Inc. from 2013 to 2017. Prior to joining Bitzio, from 2007 to 2008, she served as Chief Financial officer of Givefun.com. Ms. Brassington began her career as a Senior Financial Controller within the Investment Banking Group of Societe Generale and an audit supervisor at Deloitte & Touche. Ms. Brassington received a B.S. degree in accounting and finance in 2001 from the University of Miami and passed her Certified Public Accountants Exam in the same year. Ms. Brassington also currently serves as the part-time CAO for Quantum Nano Resources, Inc. The Company believes that Ms. Brassington is qualified to serve on our Board of Directors due to her experience in public company accounting and finance.

Matthew Balk

Matthew Balk joined the Company as a director in October 2023. Mr. Balk previously spent more than 25 years as an investment banker specializing in technology and biotechnology where he raised billions of dollars for both public and private companies and worked on dozens of mergers and acquisitions. In 2011, he left investment banking to start his family office. He has since co-founded several companies including AzurX (Nasdaq: AZRX) and VerifyH20 and invested in a number of other technology companies. Mr. Balk also works as a consultant to a small number of companies in the areas of Biotech and technology. Mr. Balk received his MBA from New York University Stern School of Business. The Company believes that Mr. Balk is qualified to serve on our Board of Directors because of his extensive experience acting as an investment banker supporting public companies.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Involvement in Certain Legal Proceedings

None of our management or directors are currently subject to any legal proceedings.

Director Independence

For purposes of determining independence, the Company has adopted the definition of independence as contained in NASDAQ Market Place Rule 5605(a)(2). Pursuant to the definition, the Company has determined that only Matt Balk qualifies as independent.

Committees

The Board of Directors currently does not have an audit, nomination, or compensation committee. Due to the Company’s size and limited resources and employees, the Company’s board of directors has determined that the functions of such committees, including the audit and compensation committee, will be undertaken by the entire board. Upon securing additional financing and the hiring of additional employees, the board of directors anticipates the creation of free standing committees. Executive compensation is determined by the entire board. There is currently no formal policy with regard to the consideration of candidates recommended by security holders.

The Company currently does not have an “audit committee financial expert”, given that the Company’s size and limited resources and employees. The Company anticipates undertaking a search for additional qualified Board of Directors’ members, as the Company grows in revenue, and employee headcount.

Code of Ethics

We have adopted a “Code of Ethics” that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code is attached to this Annual Report as Exhibit 14.1.

Insider Trading Policy

The Company has not yet adopted a formal insider trading policy, given our limited number of employees and limited resources. The Board of Directors is currently evaluating the implementation of such a policy to ensure compliance with applicable securities laws and to prevent improper trading activities by our officers, directors, and employees. The Company recognizes the importance of regulating insider trading and intends to adopt an insider trading policy in the near future. Until such time, the Company relies on existing legal and regulatory provisions regarding insider trading.

ITEM 11. EXECUTIVE COMPENSATION

The following discussion and analysis of compensation arrangements should be read with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans and expectations regarding future compensation programs. The actual compensation programs that we adopt may differ materially from the programs summarized in this discussion.

This section describes the material elements of the compensation awarded to, earned by, or paid to our Chief Executive Officer, and our two other most highly compensated executive officers, for the years ended March 31, 2025 and 2024.

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert Van Boerum, Chief Strategy Officer (1)	2025	-		-	-	-	-	-	-	-
	2024	551,250		-	-	-	-	-	-	551,250
Adam Nicosia, CEO	2025	185,833	(2)	-	-	-	-	-	-	185,833
	2024	575,000	(3)	-	-	-	-	-	-	575,000
Marilu Brassington, Interim CFO	2025	105,500	(4)	-	-	-	-	-	-	105,500
	2024	20,000		-	-	-	-	-	-	20,000

(1)	Mr. Van Boerum served as our Chief Strategy Officer from 2022 through December 13, 2023, the date of his resignation.
(2)	As of June 1, 2025, we currently owe $110,000 in accrued but unpaid salary to Mr. Nicosia out of the $185,833 due and payable to him for the year ended March 31, 2025.
(3)

Mr. Nicosia agreed to take his agreed upon salary for the year ended March 31, 2024 of $575,000 in common stock of the Company. Accordingly, Mr. Nicosia received 62,500 shares of common stock in four separate tranches during the year ending March 31, 2024, with each share valued at $9.20 a share.

(4)	As of June 1, 2025, we currently owe $65,500 in accrued but unpaid salary to Ms. Brassington out of the $105,500 due and payable to her for the year ended March 31, 2025.

Principal Elements of Compensation

The compensation of the Company’s executive officers comprises of the following major elements: (a) base salary; and (b) an annual, discretionary cash bonus. These principal elements of compensation are described below.

Base Salaries

Base salary is provided as a fixed source of compensation for our executive officers, which is agreed upon between the applicable officer and the Company. Our current officers do not have written employment agreements and salaries are determined by the Board. Adjustments to base salaries will be reviewed annually and as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive officer’s role or responsibilities, as well as to maintain market competitiveness.

Annual Bonuses

Annual bonuses may be awarded based on qualitative and quantitative performance standards and will reward performance of our executive officers individually. The determination of an executive officer’s performance may vary from year to year depending on economic conditions and conditions in the cannabis industry and may be based on measures such as stock price performance, the meeting of financial targets against budget, the meeting of acquisition objectives and balance sheet performance.

Employment Agreements and Arrangements

At present, there are no written employment agreements with any of our executive officers. Our board of directors has approved an annual salary for Mr. Nicosia in the amount of $120,000 and for Ms. Brassington in the amount of $120,000. We anticipate entering into a formal written employment agreement with our executive officers in the future.

In connection with the anticipated acquisition of Ballengee Group, the Company has entered into a consulting agreement appointing Jeff Campbell as its executive chairman upon completion of the Ballengee Group Acquisition. Additionally, subsequent the Ballengee Group acquisition, the Company and Mr. Campbell agree to negotiate in good faith to enter into an employment agreement for Mr. Campbell to become the CEO of the Company. Notwithstanding, there can be no assurances that the Ballengee Group acquisition will be completed and that Mr. Campbell will become our executive chairman and / or CEO.

A copy of Mr. Campbell’s consulting agreement to be effective upon completion of the acquisition of the Ballengee Group is attached as Exhibit 10.2 to this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Equity Compensation Plans

The Company has not adopted any equity compensation plans as of the date of this Annual Report on Form 10-K.

Director Compensation

The Company does not currently have a non-employee director compensation policy and to date, the directors of the Company have not received any compensation, except pursuant to their employment with the Company, as applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 1, 2025, information regarding beneficial ownership of our capital stock by:

●	Each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of any class of our voting securities;
●	Each of our directors and nominees;
●	Each of our current named executive officers; and
●	All current directors and named executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person or group has the right to acquire within 60 days after the measurement date. This table is based on information supplied by officers, directors and principal stockholders. Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed below, based on the information such beneficial owner has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property laws may apply.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% Stockholders
Vivakor, Inc. (2)	206,594	13.48%
Adwin, LLC (3)	93,750	6.12%
Yao Lu (4)	87,794	5.73%
Johannesen Consulting, Inc. (5)	89,358	5.73%

Directors and Named Executive Officers
Robert Van Boerum (6)	259,412	16.93%
Adam Nicosia (7)	475,000	31.00%
Marilu Brassington	-	-
Matthew Balk	-	-
All directors and executive officers as a group (4 persons) (8)		47.93%

(1)	Except as otherwise indicated in the footnotes to this table, this table is based upon information supplied by officers, directors and principal stockholders, the Company’s internal records, and Schedules 13D and 13G, and Form 4s, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. To the extent that any shares of our common stock are underlying options, warrants and convertible securities, if they are currently exercisable or exercisable within 60 days of June 1, 2025, they are deemed to be outstanding for the purpose of computing the number of shares held and the percent of total ownership of the person holding those options, warrants or convertible securities, but are not treated as outstanding for the purpose of computing the percent of total ownership of any other person. Applicable percentages are based on 1,532,388 shares of common stock outstanding on June 1, 2025, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of the beneficial owner is c/o Adapti, Inc. 2278 Monitor Street, Dallas TX 85004.

(2)	Includes 206.594 shares of common stock of the Company. The address for the beneficial holder is 5220 Spring Valley Road, Suite LL20, Dallas, TX 75254. Tyler Nelson has voting and dispositive control with respect to the securities.

(3)	Includes 93,750 shares of common stock of the Company. The address for the beneficial holder is 75-378 Nani Kailua Drive, Kailua Kona, HI 96740. Pablo Penaloza has voting and dispositive control with respect to the securities.

(4)	Includes 87,794 shares of common stock of the Company. The address for the beneficial holder is 1300 Lynnmere Drive, Thousand Oaks, CA 91360.

(5)	Includes 89,358 shares of common stock of the Company. The address for the beneficial holder is 641 James Drive, West Chester, PA 19382. Thomas Johannesen has voting and dispositive control with respect to the securities.

(6)	Includes 259,412 shares of common stock of the Company held by Market Group International. The address for the beneficial holder is 30 N Gould Street, Suite R, Sheridan, WY 82801. Mr. Van Boerum has voting and dispositive control with respect to the securities. Mr. Van Boerum served as a director of the Company from 2022 to 2023.

(7)	Includes (i) 350,000 shares of common stock of the Company held by Stuff International and (ii)125,000 shares of Common Stock of the Company held by EcoScientific Labs. The address for Stuff International and EcoScientific Labs is 13295 South Sweet Caroline Drive, Riverton, UT 84065. Adam Nicosia, the Company’s Chief Executive Officer and a member of the Board of Directors, has voting and dispositive control with respect to the securities.

(8)	Includes the securities described in footnotes 6 and 7 above.

Equity Compensation Plans

The Company currently has no compensation plans under which the Company’s equity securities are authorized for issuance.

Changes in Control

While the Company is still negotiating certain terms of the previously disclosed Ballengee Group acquisition, in the event that the transaction closes, it is anticipated that the current security holders of Ballengee Group will own a substantial portion of the Company’s common stock, which amount may be greater than 50% of the outstanding common stock of the Company post-closing. There can be no assurances that the Ballengee Group transaction closes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDPENDENCE

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is incorporated by reference from Item 11 of this Annual Report on Form 10-K.

Information regarding disclosure of compensation to a director is incorporated by reference from Item 11 of this Annual Report on Form 10-K.

Information regarding the identification of each independent director is incorporated by reference from Item 11 of this Annual Report on Form 10-K.

Except for the foregoing, and as set forth below, there were no transactions since April 1, 2023 to which were a party or will be a party in which:

(i)	the amounts involved exceeded or will exceed the lesser of (a) $120,000 or (b) 1% of the average of our total assets for the fiscal years ended March 31, 2025 and 2024; and
(ii)	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

As of December 31, 2024, Stuff International, an entity owned by Adam Nicosia who is the President/Chief Executive Officer and a director of the Company, owns 31.61% of the outstanding shares of the Company’s Common Stock and has an outstanding loan to the Company in the amount of $202,405. The note payable to Stuff International for funds advanced to the Company bears a 10% interest rate. The note payable represents a balance of $188,045 of principal and $14,360 of accrued interest for a total note payable of $202,405 as of March 31, 2024.

As of December 31, 2024, Market Group International, and entity owned by Robert Van Boerum who is a former director of the Company, owns 15.29% of the outstanding Company’s Common Stock and has an outstanding loan to the Company in the amount of $252,002. The balance of the loan is $278,583 as of December 31, 2024. This note bears an interest of 10% and as such accrued interest as of December 31, 2024 was calculated to be approximately $26,581.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditor, Victor Mokuolu, CPA PLLC, for professional services rendered for the audits of our annual financial statements of the fiscal years ended March 31, 2025 totaled $30,000. The aggregate fees billed by Victor Mokuolu for professional services rendered for the review of the financial statements included audit of our financial statements for year ended March 31, 2024 and 2023 was $45,000.

Audit-Related Fees

Included above.

Tax Fees

None

All Other Fees

None

Audit Fees - Consists of fees for professional services rendered by our independent registered accounting firm for the audit of our annual financial statements and review of the financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our independent registered accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our independent registered accounting firm for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our independent registered accounting firm, other than the services reported under “Audit fees,” “Audit-related fees”, and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. In the absence of an Audit Committee the full board of directors performs all of the functions of an audit committee including selecting and engaging our auditors. We do require approval in advance of the performance of professional services to be provided to us by our independent registered accounting firm. Additionally, all services rendered by our independent registered accounting firm are performed pursuant to a written engagement letter between us and the independent registered accounting firm.

ITEM 15. EXHIBITS AND FINACNAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Adapti, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adapti, Inc. (formerly Scepter Holdings, Inc. (the “Company”) as of March 31, 2025 and March 31, 2024, and the related statements of operations, changes in stockholders’ deficit, and cash flows, for the years ended March 31, 2025 and March 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and March 31, 2024, and the results of its operations and its cash flows for the years ended March 31, 2025 and March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2025, and 2024, the Company had an accumulated deficit of $9,512,394, and $8,552,249 respectively. The Company has incurred losses and has not yet generated significant revenue from its operations and will require additional funds to maintain its operations. As of March 31, 2025, the Company had a working capital deficit of $1,030,775 (2024 - $483,760). Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (audit committee equivalent) and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2024.
Houston, Texas

July 3, 2025

Adapti, Inc.

Balance Sheets

	March 31,	March 31,
	2025	2024
ASSETS
Current Assets:
Cash	$572	$702
Accounts receivable	640	1,904
TOTAL ASSETS	$1,212	$2,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$525,618	$140,350
Convertible notes payable, accrued interest	52,745	-
Related party convertible notes payable, accrued interest	211,113	-
Related party notes payable, accrued interest	242,511	346,016
Total Current Liabilities	1,031,987	486,366

EIDL Loans	7,000	7,000
Total Long - Term Liabilities	7,000	7,000

Total Liabilities	1,038,987	493,366

Stockholders’ Deficit:
Preferred Stock, par value $0.001, authorized 20,000,000 issued zero at March 31, 2025 and March 31, 2024, respectively	-	-
Common stock, $0.001 par value, Authorized 40,000,000,000; 1,532,388 and 1,483,555 shares outstanding at March 31, 2025 and March 31, 2024, respectively	1,532	1,484
Additional paid-in capital	8,473,086	8,060,004
Accumulated deficit	(9,512,394)	(8,552,249)
Total Stockholders’ Deficit	(1,037,775)	(490,760)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,212	$2,606

See accompanying notes to the financial statements.

Adapti, Inc.

Statements of Operations

	For the Year Ended
	March 31,
	2025	2024

Revenues	$4,894	$13,672
Cost of revenue	-	200,240
Gross Profit (Loss)	4,894	(186,568)

Operating Expenses
General and administrative	$73,944	$16,136
Professional fees	834,576	1,496,924
Total Operating Expenses	908,520	1,513,060

Loss from operations	(903,626)	(1,699,628)

Other Expense
Other income (expense)	-	25
Interest expense	(56,519)	(9,412)
Net Other Expense	(56,519)	(9,387)

Net Loss	$(960,145)	$(1,709,015)

Net Loss Per Common Share: Basic and Diluted	$(0.64)	$(1.22)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,494,936	1,397,486

See accompanying notes to the financial statements.

Adapti. Inc.

Statements of Changes in Stockholders’ Deficit

For the Years ended March 31, 2025 and 2024

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - March 31, 2023	1,292,558	$1,293	$6,693,273	$(6,843,234)	$(148,668)

Common shares issued for convertible debt	3,514	4	15,740	-	15,744
Common shares issued for stock compensation	187,482	187	1,350,992	-	1,351,179
Net loss	-	-	-	(1,709,015)	(1,709,015)

Balance - March 31, 2024	1,483,555	$1,484	$8,060,004	$(8,552,249)	$(490,760)

Balance - March 31, 2024	1,483,555	$1,484	$8,060,004	$(8,552,249)	$(490,760)

Common shares issued for stock compensation	19,167	19	128,314	-	128,332
Common shares issued for note payable	29,666	30	284,767		284,797
Net loss	-	-	-	(960,144)	(960,144)

Balance - March 31, 2025	1,532,388	$1,532	$8,473,086	$(9,512,394)	$(1,037,775)

See accompanying notes to the financial statements.

Adapti, Inc.

Statements of Cash Flows

	For the Years Ended
	March
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(960,145)	$(1,709,015)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	128,333	1,063,750
Change in inventory reserve expense	-	(398,752)
Issuance of notes payable for outstanding accounts payable	138,631
Changes in operating assets and liabilities:
Accounts receivable	1,264	(1,514)
Inventory	-	590,934
Accrued interest	23,724	8,644
Conversion of accrued interest	32,795	-
Accounts payable and accrued liabilities	385,267	439,483
Net Cash Used By Operating Activities	(250,130)	(6,470)

INVESTING ACTIVITIES:

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES:

Notes issued for cash	250,000	-
Net Cash Provided by Financing Activities	250,000	-

Net decrease in cash	(130)	(6,470)
Cash, beginning of period	702	7,172
Cash, end of period	$572	702

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Issuance of note payable in exchange for outstanding accounts payable	$138,631	$252,003
Conversions of notes payable, accrued interest	$284,796	$15,743
Issuance of note payable in exchange for outstanding accounts payable	$-	$84,613
Issuance of share based compensation in exchange for outstanding accounts payable	$-	$284,430

See accompanying notes to the financial statements

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Scepter Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 11, 2007. The Company underwent several name changes until April 15, 2025, when it changed its name to Adapti, Inc.

The Company manages the sales and brand development of a line of health and beauty products – trade named Dermacia. The Company has also been attempting to acquire or license performing brands to add to the Company’s portfolio of products and brands sold online and through strategic retail relationships and then by utilizing its AI based software – Adapti – to maximize the products successful through the use of the appropriate social media influencers. The Company sells the Dermacia branded cosmetics (dermaciapro.com) through its related websites and other online marketplaces. The Company is not currently selling any other products outside of its Dermacia product lines. The Company has only generated between $13,000 and $15,000 in sales of the Dermacia brand annually.

In 2021, we decided that we would need to develop our own software system that would go out and scrape a number of social media applications and help us to determine the most effective influencers for our specific product line (currently only Dermacia). We hired a number of programmers and after several years we created Adapti. Essentially, the Adapti platform is an AI system that creates a ‘data fingerprint’ for client products data and even the entire company by utilizing third party AI such as ChatGPT, OpenAI or Google AI tools. It is management’s belief that Adapti will be able to match product data with influencers best positioned to successfully promote our products and services. Adapti uses such third party AI to determine which influencers will likely be able to generate the most attention - in specifically curated audiences - to attempt to produce the most positive ROI on client spend. The Company has spent approximately $500,000 in fiscal years 2023, 2024 and 2025 developing this software.

Adapti also continually analyzes proprietary data for each specific campaign along with public data sources as additional feedback to inform ongoing promotions and to further refine its algorithm and attempt to monetize accumulated data.

At the same time, as we had programming capabilities, we took on several outsourced projects to generate limited income and fully deploy our personnel.

In 2023, we began beta testing Adapti and in 2024 ran a few live transactions utilizing Adapti in a production environment in assisting with the sale of Dermacia. Adapti is expected to become a part of the strategy with the Ballengee Acquisition to assist the Ballengee clients with its social media opportunities. However, Adapti has not generated any revenues.

The Company began selling its own licensed products direct to consumers through the acquisition of the product formulation, inventory and customer list of Dermacia, a line of skin care and healthcare products.

NOTE 2. GOING CONCERN

The Company accounts for going concern matters under the guidance of ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (“ASU 2014-15”). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of March 31, 2025, the Company has incurred losses totaling $9,512,394 (2024 - $8,552,249) since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of March 31, 2025, the Company had a working capital deficit of $1,030,775 (2024 - $483,760) and incurred a loss for the year ended March 31, 2025 of $960,145 (2024 - $1,709,015). The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and our obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

All figures are in U.S. Dollars.

The fiscal year end is March 31.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications have no material effect on the reported financial results

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, stock-based compensation, derivate instruments, accounting for preferred stock, and the valuation of acquired assets and liabilities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash on hand of $572 as of March 31, 2025 and $702 as of March 31, 2024. The Company has no cash equivalents as of March 31, 2025 and March 31, 2024.

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Topic 606, “Revenue from Contacts with Customers” (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the products to be sold in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the products in the contract; and (v) recognize revenues when (or as) the Company delivers the contracted product to the customer.

The Company recognizes revenue (i) when they receive a purchase order from the Amazon online system (ii) each purchase order identifies the quantity and products to be purchased (iii) each purchase order has the price including discounts, (iv) there is no requirement for allocation as each sku has a separate price, and (v) the Company recognizes revenue when the customer receives the product from Amazon within a matter of days.

Accounts Receivable

The Company does not currently maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of March 31, 2025 and March 31, 2024, the Company did not have an allowance for doubtful accounts.

Inventories

Inventories, consists of nano-iron and nano-manganese that the Company currently has on hand and available for sale. The inventory is primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of March 31, 2025 and March 31, 2024, the Company determined that there should be not be reserve for inventory as inventory value had been written down to zero.

Long-Lived Assets

The Company periodically tests its long-lived assets for impairment when certain triggering events or changes in circumstances indicate that the carrying amount of the assets may be impaired. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Fair value is an estimate using assumptions about future cash flows and may change significantly as time passes. The Company did not recognize any impairment charges for the ended March 31, 2025 and March 31, 2024 since the there are no long-lived assets.

Convertible Debt

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815, Derivatives and Hedging. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007 and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

At March 31, 2025 and March 31, 2024, the Company recognized a full valuation allowance against the recorded deferred tax assets.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Net Loss per Share

The Company follows ASC 260, “Earnings per Share” (“EPS”), which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact.

For the years ended March 31, 2025 and March 31, 2024, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable. All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

On May 27, 2025, the Company received approval from FINRA for a number of corporate actions including a name change from Scepter Holdings, Inc. to Adapti, Inc., a 1-for-4,000 reverse stock split and a symbol change to ADTI. The name change was effective immediately, the reverse split took effect on May 28, 2025 and the symbol change took effect on June 25, 2025.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of March 31, 2025 and March 31, 2024.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company evaluated the effects of adopting ASU 2016-02 on its consolidated financial statements and determined that the Company currently has no leases for valuation.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances the disclosures related to segment reporting for public entities. It requires entities to disclose significant segment expenses for each reportable segment, providing greater transparency in segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. It is designed to provide more detailed information about an entity’s income tax expenses, liabilities, and deferred tax items, potentially affecting how companies report and disclose their income tax-related information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

Management does not believe any other recently issued, but not yet effective accounting pronouncements would have a material effect on our present or future financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts Receivable at March 31, 2025 and March 31, 2024 consists of the following:

	March 31, 2025	March 31, 2024
Trade Accounts Receivable	$640	$1,904

Accounts Receivable	$640	$1,904

Accounts receivable balances are primarily made up of sales through the Company’s third party vendor and paid within thirty days.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2025 and March 31, 2024 consists of the following:

	March 31, 2025	March 31, 2024

Accounts payable	$99,952	$36,802

Accrued liabilities	425,666	103,548
	$525,618	$140,350

Accrued liabilities are made up of the following as March 31, 2025 and March 31, 2024:

Accrued Liabilities	March 31, 2025	March 31, 2024

Accounting Firm & Management	$293,500	$30,000
Legal Counsel	132,166	73,548
	$425,666	$103,548

Approximately $3,000 was owed in accounting and audit fees and $290,500 was owed in management fees.

The $132,166 owed to two of our attorneys that are no longer the Company’s legal counsel. The Company plans to settle most of these legal cost for common shares. The remaining accounting firm, management and legal fees will be paid in cash.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible Notes payable at March 31, 2025 and March 31, 2024 consists of the following:

	March 31, 2025	March 31, 2024

Convertible note payable	$50,000	$-
Total convertible notes payable	50,000	-
Add: accrued interest	2,745	-
Total convertible notes payable	$52,745	$-

Convertible Notes Payable balances was $50,000 for the years ended March 31, 2025 plus accrued interest of $2,745 for a total convertible note payable balance of $52,745. As of March 31, 2024 the balance was zero as all notes were fully converted at that time. As such, the Company has no outstanding convertible notes as of March 31, 2024.

The notes that were fulling converted during the fiscal 2024 were converted into shares of the Company’s common stock as holders were able to convert at any time on or after the occurrence of an event of default. The conversion prices of the notes include the conversion price shall be the 60% multiplied by the lowest trading price during the 30 trading days period ending, in holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date. All terms of the notes, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. The notes may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day.

During the fiscal year March 31, 2024, the Company converted principal totaling $15,000 and $743 of interest into an aggregate of 3,514 shares of common stock at 20% discount to market price of after discount $4.48  . During the year ended March 31, 2023, the Company converted principal totaling $600,000 into an aggregate of 74,994   shares of common stock.

During the quarter ended September 30, 2023, an adjusting entry was made effecting the conversion to common stock of $175,000 of long term notes. $125,000 through the conversion of three notes issued to OC Sparkle for a 9,977   common shares at a 50% discount to market for average share price of $2.68, and $50,000 through the conversion of the note issued to CZA, Inc.for 7,643   common shares at a 50% discount to market for an average share price of $7.00.

During the Quarter ended June 30, 2023 the Company retired $15,000 of debt through the conversion of the Paul Kison note issued on September 28, 2022 to 3,514 common stock at 20% discount to market for a price of $4.48.

During the Quarter ended June 30, 2023, the Company issued 3,514 shares of common stock to Paul Kison for the conversion of $15,000 of debt. During the Quarter ended March 31, 2023 the Company retired $75,000 of debt, $20,000 through the conversion of the Bruce A Smith note issued on September 8, 2022 into 13,810,382 common shares common stock at a 20% discount to market for a price of $6.08, $10,000 through the conversion of the Larry C. Tankson note issued on September 6, 2022 to 1,822 common stock at a 20% discount to market for a price of $5.76, $5,000 through the conversion of the Carole Alley Family Trust note issued on August 1, 2022 to 3782 common stock at a 20% discount to market for a price of $6.72, $5,000 through the conversion of the Donald L. & Hazel J. Christensen Revocable Living Trust note issued on August 1, 2022 to 785 common stock at a 20% discount to market for a price of $6.72, $15,000 through the conversion of the William P. Elkins note issued July 26, 2022 to 2,462 common stock at a 20% discount to market for a price of $6.40, $5,000 through the conversion of the Wallace Chapiewski note issued on July 7, 2022 to 821 common stock at a 20% discount to market for a price of $6.40, $5,000 through the conversion of the Santuccio Ricciardi note issued on July 5, 2022 to 821 common stock at a 20% discount for a price of $6.40, and $10,000 through the conversion of the Arnaldo Aleman note issued on July 19, 2022 to 1,563 common stock at a 20% discount to market for a price of $6.72.

NOTE 7 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

Related party convertible Notes payable at March 31, 2025 and March 31, 2024 consists of the following:

	March 31, 2025	March 31, 2024

Campbell Trust	$100,000	$-
Stuff International	100,000	-

Accrued Interest	11,113	-

Notes Payable	$211,113	$-

As of March 31, 2025, two notes, Stuff International and Campbell made up the related note payable balance of $211,113. One note is to Stuff International for $100,000 and the other from Campbell Trust for $100,000. Both notes payable bear an interest of 10% and as such have accrued interest as of March 31, 2025 was calculated to be approximately $11,113. There were not related party convertible notes payable as of March 31, 2024.

NOTE 8 – RELATED PARTY NOTES PAYABLE

Related party notes payable at March 31, 2025 and March 31, 2024 consists of the following

	March 31, 2025	March 31, 2024

Market Group International	$-	$252,003
Stuff International	223,245	84,613
Total Related Party Notes Payable	223,245	336,616

Accrued Interest	19,267	9,400

Related Party Notes Payable	$242,511	$346,016

There is one remaining related party notes payable as of March 31, 2025. The note is from Stuff International and totals $223,245 plus accrued interest of $19,267 for a total balance of $242,511. There was another note to MGI. Per the terms of this note, it was fully settled for common stock as of March , 31, 2025. As of March 31, 2025, the MGI note was full converted for 29,6666 common stock for note payable balance of $252,003 plus accrued interest of 32,795 for a total balance of $284,797. This represented a 20% discounted share price at that time of $9.60 per share.

On March 31, 2025, the balance related to Market Group International is $252,003 plus accrued interest of $32,795 for a total balance of $284,797. This entire balance was converted per the terms of the note payable agreement to common stock at a 20% discount to market. The market price at that time was $12.00 so the conversion price was $9.60 for 29,6666 common shares. As a result there was zero balance remaining owed to Market Group Internation.

As of March 31, 2024, two notes, Stuff International and MGI made up the note payable balance of $346,016. One note is to Stuff International and the other Note Payable is to MGI. This MGI note is as a result of conversion of accounts payable to a Note payable. As of March 31, 2024, is $84,613 and $252,002 for Stuff International and MGI respectively plus accrued interest on both notes of $9,400, representing a total note payable and accrued interest balance of $346,016. The MGI notes payable was a conversion of accounts payable balance owed to Market Group International into a $250,000 related party notes payable which bear a 10% interest rate and was entered into on December 12, 2023.

As of March 31, 2024, Market Group International was owed accrued interest of $2,140 for total balance of $278,583.

This note is convertible to common stock with the following terms: if the Filing shall have occurred prior to the Maturity Date, any part of the outstanding balance of the Note into fully paid and non-assessable shares of Common Stock at the Qualified Filing conversion Price, provided that in no event shall this Note be converted in excess of that portion of this Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates and (2) the number of shares of

Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this provision would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock.

The conversion price upon a Filing Conversion shall equal the lower of (i) 80% of the opening price of the Borrower’s shares of Common Stock, as listed on the Senior Exchange, on the first day on which the/ Borrower’s shares are traded thereon (representing a 20% discount), or (ii) 80% of the offering price of shares of Common Stock, (representing a 20% discount) (the “Filing Conversion Price”); (B) the conversion price upon a Non-Filing Conversion shall equal 80% of the Market Price.

Market Group International is owned by Robert Van Boreum our ex – Chief Executive Officer and it holds 229,746 of our outstanding common stock as of March 31, 2024 and 259,412 common shares as of March 31, 2025.

The second note payable is to Stuff International for funds advanced to the Company and bears a 10% interest rate. The Stuff international Note payable represents a balance of $232,245 and $84,613 of principal and $19,267 and $1,805 of accrued interest for a total note payable of $245,511 and $86,419 as of March 31, 2025 and March 31, 2024 respectively. This note is not convertible into common shares of the Company. Adam Nicosia our current Chief Executive Officer owns Stuff International. He also owns Ecoscientific Labs that owns 475,000 and 423,956 of our common stock as of March 31, 2025 and March 31, 2024, respectively. Please note the maturity date of this note was extended until December 31, 2025.

NOTE 9 – EIDL LOAN

EIDL Loan at March 31, 2025 and March 31, 2024 consists of the following:

	March 31, 2025	March 31, 2024
EIDL Loan	$7,000	$7,000

Total EIDL Loan	$7,000	$7,000

On April 21, 2020 the Company received an EIDL Advance of $7,000, which the Company has recorded as a loan in the event the grant is not forgiven. As of March 31, 2025 and March 31, 2024 the balance of EIDL loans is $7,000 respectively.

NOTE 10: STOCKHOLDERS’ DEFICIT

Authorized Capital Stock

The Company’s authorized capital stock consists of (a) 40,00,000,000 shares of Common Stock, $0.001 par value per share (“Common Stock”), (b) 20,000,000 shares of Preferred Stock, $0.001 par value per share (“Preferred Stock”).

As of March 31, 2025 and March 31,2024, the Company had 1,532,388 shares and 1,484,805 shares of Common Stock and zero shares of Preferred Stock issued and outstanding. All outstanding shares of Common Stock are fully paid and nonassessable.

Common Stock

The Nevada Revised Statues provides that the holders of the Common Stock shall have one vote per share. In addition, except as otherwise required by law, as provided in this Articles of Incorporation, and as otherwise provided in the resolution or resolutions, if any, adopted by the Board with respect to any series of the Preferred Stock, on any matter presented to the holders of Common Stock and Preferred Stock for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), the holders thereof shall vote together as a single class.

Holders of the Common Stock will have no preemptive or conversion rights or other subscription rights. The Bylaws of the Company provide that the holders of Common Stock shall not have a right to cumulative voting. The rights, preferences, and privileges of the holders of the Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future. Additionally, the Bylaws may be amended by the Company’s stockholders or the Board of Directors.

Preferred Stock

There are no shares of Preferred Stock outstanding as of March 31, 2025 and March 31, 2024. The Company has filed a Certificate of Designations with the Secretary of State of the State of Nevada for the twenty million 20,000,000 shares of Preferred Stock providing that the rights, preferences, privileges and restrictions granted to and imposed on the Preferred Stock of the Company are as follows: stockholders shall be entitled to one vote per share; shall be senior to common stock and shall have a conversion price to Common Stock subject to board approval; and conversion to Common Stock may occur after a year, at the election of the holder, or upon board approval. The Bylaws provide that the holders of Preferred Stock shall not have a right to cumulative voting.

Common Stock

No dividends, if dividends were issued holders would have a pro-rata right, 1 share 1 vote, no preemption rights.

Preferred Stock

No outstanding Preferred shares.

Issuances of Common Stock from the Conversion of Notes

During the quarter ended March 31, 2025, the Company issued 29,500 restricted shares of common stock to MGI after reverse stock split, in full settlement of MGI note payable balance of $284,797 of which principal balance of $252,002 and $32,795 of accrued interest at 20% discount to market conversion price of $9.60.

During the quarter ended December 31, 2024, the Company issued 1,250 restricted shares of common stock to Vasil Papov, in exchange for professional services for a total value $11,500.

During the quarter ended December 31, 2024, the Company issued 7,500 restricted shares of common stock to Steven Davis in exchange for his professional services at a price of $2.80 per share for a total value of $21,000.

During the quarter ended June 30, 2024, the Company issued 10,417 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $9.20 per share for total compensation costs of $95,833.

During the quarter ended March 31, 2024, the Company issued 625 restricted shares of common stock to Vasil Popov in exchange for his professional services.

During the quarter ended March 31, 2024, the Company issued 15,625 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended December 31, 2023, the Company issued 625 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $9.20 per share for total compensation costs of $5,750.

During the quarter ended December 31, 2023, the Company issued 15,625restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended December 31, 2023, the Company issued 625 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services at a price of $9.20 per share for total compensation costs of $11,500.

During the quarter ended December 31, 2023, the Company issued 71,857 restricted shares of common stock to Johannesen Consulting, Inc., for the conversion of $287,430 of debt.

During the quarter ended December 31, 2023, the Company issued 15,625 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended September 30, 2023, the Company issued 625 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $9.20 per share for total compensation costs of $5,750.

During the quarter ended September 30, 2023, the Company issued 15,625 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended September 30, 2023, the Company issued 625 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services at a price of $9.20 per share for total compensation costs of $11,500.

During the quarter ended September 30, 2023, the Company issued 71,857 restricted shares of common stock to Johannesen Consulting, Inc., for the conversion of $287,430 of debt.

During the quarter ended September 30, 2023, the Company issued 15,625 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services.

During the quarter ended June 30, 2023, the Company issued 3,514 shares of common stock to Paul Kison for the conversion of $15,000 of debt.

During the quarter ended June 30, 2023, the Company issued 625 restricted shares of common stock to Vasil Popov in exchange for his professional services at a price of $9.20 per share for total compensation costs of $5,750.

During the quarter ended June 30, 2023, the Company issued 15,625 restricted shares of common stock to EcoScientific Labs, in exchange for Adam Nicosia’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

During the quarter ended June 30, 2023, the Company issued 625 restricted shares of common stock to Johannesen Consulting, Inc., in exchange for Thomas Johannesen’s professional services at a price of $9,20 per share for total compensation costs of $11,500.

During the quarter ended June 30, 2023, the Company issued 15,625 restricted shares of common stock to Market Group International in exchange for Robert Van Boerum’s Management services at a price of $9.20 per share for total compensation costs of $143,750.

Date of Transaction	Transaction type (e.g., new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to. *You must disclose the control person(s) for any entities listed.	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.
3/31/23	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted	Exempt
3/31/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted	Exempt
3/31/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted	Exempt
3/31/23	New Issuance	625	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted	Exempt
4/5/23	New Issuance	13,514	Common	$4.48	Yes	Paul Kison	Debt Conversion	Restricted	Exempt
6/30/23	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted	Exempt
6/30/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted	Exempt
6/30/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted	Exempt
6/30/23	New Issuance	1,250	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted	Exempt
8/29/23	New Issuance	71,857	Common	$4.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Debt Conversion	Restricted	Exempt
9/30/23	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted	Exempt
9/30/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted	Exempt
9/30/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted	Exempt
9/30/23	New Issuance	1,250	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted	Exempt
10/27/23	New Issuance	3,715	Common	$8.32	Yes	OC Sparkle	Debt Conversion	Restricted	Exempt
10/27/23	New Issuance	2,754	Common	$8.32	Yes	OC Sparkle	Debt Conversion	Restricted	Exempt
10/27/23	New Issuance	3,509	Common	$8.32	Yes	OC Sparkle	Debt Conversion	Restricted	Exempt
10/27/23	New Issuance	7,643	Common	$8.32	Yes	CZA, Inc.	Debt Conversion	Restricted	Exempt
12/31/23	New Issuance	15,625	Common	$8.32	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted	Exempt
12/31/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted	Exempt
12/31/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted	Exempt
12/31/23	New Issuance	1,250	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted	Exempt
3/31/24	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted	Exempt
3/31/24	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted	Exempt
6/30/24	New Issuance	10,417	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted	Exempt
12/31/24	New Issuance	7,500	Common	$28.00	No	SD Law Group	Professional Services	Restricted	Exempt
12/31/24	New Issuance	1,250	Common	$9.20	No	Vasil Popov	Professional Services	Restricted	Exempt
3/31/25	New Issuance	29,666	Common	$9.60	No	Market Group International (Robert Van Boerum)	Note Payable	Restricted	Exempt
Shares Outstanding on Date of This Report:
Date 3/31/2025	Ending Balance Common: 1,532,388

NOTE 11 – COMMITMENTS

Lease Commitments

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable.

Operating lease right of use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases buildings (real estate) which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company’s leases as the reasonably certain threshold is not met.

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s income statement in the same line item as expense arising from fixed lease payments. As of March 31, 2025 and March 31, 2024, management determined that there were no variable lease costs.

Litigation

There is no pending, threatened or actual legal proceedings in which the Company is a party.

NOTE 12: INCOME TAXES

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the income before income taxes as follows:

	Year Ended March 31,
	2025	2024
“Expected” income tax benefit	$201,630	$358,893
State tax expense, net of Federal benefit	-	-
Change in valuation allowance	(201,630)	(358,893)
Other	-	-
Income tax provision	$-	$-

The change in the valuation allowance is due to the tax effect of increase in net operating losses due to our continued net losses.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	March 31, 2025	March 31, 2024
Deferred tax assets:
Inventory reserves	$-	$-
Allowances for bad debts and returns	-	-
Accrued expenses	-	-
Asset valuation reserves	-
Net operating loss carryforwards-estimate	(4,939,223)	(3,979,078)
Total deferred tax assets	(4,939,223)	(3,979,078)
Valuation allowance	4,939,223	3,979,078)
-
Deferred tax liabilities:
Deferred state taxes	-	-
Total deferred tax liabilities

Net deferred tax assets	$-	$-

As of March 31, 2025 and March 31, 2024, we have $4,939,223 and $3,979,078 in net operating loss carryforwards for federal and state income tax purposes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal and California as our “major” tax jurisdiction. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

NOTE 13: SUBSEQUENT EVENTS

On April 23, 2025, the Company received an investment of $200,000 in the form of a one - year convertible note bearing a 10% interest rate and 10% bridge fee.

On May 27, 2025, the Company received approval from FINRA for a number of corporate actions including a name change from Scepter Holdings, Inc. to Adapti, Inc., a 1-for-4,000 reverse stock split and a symbol change to ADTI. The name change was effective immediately, the reverse split took effect on May 28, 2025 and the symbol change took effect on June 25, 2025.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1*	Articles of Incorporation, as amended.
3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10, filed with the SEC on February 12, 2025).
10.1	Membership Interest Purchase Agreement dated March 18, 2024 among the Company, BSG Holdings, Inc. and JBAH Holdings, Inc.(incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10/A, filed with the SEC on February 12, 2025).
10.2*	Form of Consulting Agreement with Jeff Campbell to serve as Executive Chairman, dated June 30, 2025.
10.3	Letter of Intent with Matchpoint Connection, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10/A, filed with the SEC on February 12, 2025).
14.1*	Code of Ethics and Business Conduct
23.1*	Consent of Independent Registered Public Accounting Firm
31.1 & 31.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.
32.1 & 32.2**	Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

* Filed herewith

** Furnished herewith

+ Indicates management contract or compensatory plan

† Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

ITEM 16 FORM 10-K SUMMARY

None.

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAPTI, INC.

Date: July 3, 2025	By:	/s/ Adam Nicosia
Adam Nicosia
Chief Executive Officer, Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam Nicosia, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adam Nicosia	Chief Executive Officer, Director	July 3, 2025
Adam Nicosia	(Principal Executive Officer)

/s/ Marilu Brassington.	Chief Financial Officer, Director	July 3, 2025
Marilu Brassington	(Principal Financial Officer)

/s/ Matthew Balk	Director	July 3, 2025
Matthew Balk

33