Form 10-Q
period 2025-06-30
Adapti, Inc.
filed 2025-08-14
CIK 1420924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2025

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

775-375-1500

Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Act:

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock ($0.001 par value) outstanding as of August 14, 2025 was 8,039,259.

Adapti, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adapti, Inc.

Condensed Balance Sheets

	June 30,	March 31,
	2025	2025
ASSETS
Current Assets:
Cash	$89,863	$572
Accounts receivable	696	640
TOTAL ASSETS	$90,559	$1,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$673,260	$525,618
Convertible notes payable, accrued interest	277,967	52,745
Related party convertible notes payable, accrued interest	217,096	211,113
Related party notes payable, accrued interest	248,077	242,511
Total Current Liabilities	1,416,401	1,031,987

EIDL Loans	7,000	7,000
Total Long - Term Liabilities	7,000	7,000

Total Liabilities	1,423,401	1,038,987

Stockholders’ Deficit:
Preferred Stock, par value $0.001, authorized 20,000,000 issued zero at June 30, 2025 and March 31, 2025, respectively	-	-
Common stock, $0.001 par value, Authorized 200,000,000, 1,539,259 and 1,532,388 shares outstanding at June 30, 2025 and March 31, 2025, respectively	1,539	1,532
Additional paid-in capital	8,473,080	8,473,086
Accumulated deficit	(9,807,460)	(9,512,394)
Total Stockholders’ Deficit	(1,332,842)	(1,037,775)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$90,559	$1,212

See accompanying notes to the condensed financial statements.

Adapti, Inc.

Condensed Statements of Operations

	For the Three Months Ended
	June 30,
	2025	2024

Revenues	$664	$948
Cost of revenue	-	-
Gross Profit	664	948

Operating Expenses
General and administrative	$47,251	$46,090
Professional fees	231,707	223,968
Total Operating Expenses	278,958	270,058

Loss from operations	(278,294)	(269,110)

Other Expense
Interest expense	(16,771)	(9,723)
Net Other Expense	(16,771)	(9,723)

Net Loss	$(295,065)	$(278,833)

Net Loss Per Common Share: Basic and Diluted	$(0.192)	$(0.189)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,539,259	1,472,722

See accompanying notes to the condensed financial statements.

Adapti, Inc.

Statements of Changes in Stockholders’ Deficit

For the Three Months ended June 30, 2025 and 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2024	1,483,555	$1,484	$8,060,004	$(8,552,249)	$(490,760)

Common shares issued for stock compensation	10,417	10	95,823	-	95,834
Net loss	-	-	-	(278,833)	(278,833)

Balance - June 30, 2024	1,493,972	$1,494	$8,155,827	$(8,831,082)	$(673,759)

Balance - March 31, 2025	1,532,388	$1,532	$8,473,086	$(9,512,394)	$(1,037,775)

Stock Split Reconciliation	6,871	7	(-7)	-	-
Net loss	-	-	-	(295,066)	(295,066)

Balance - June 30, 2025	1,539,259	$1,539	$8,473,079	$(9,807,460)	$(1,332,841)

See accompanying notes to the condensed financial statements.

Adapti, Inc.

Condensed Statements of Cash Flows

	(unaudited)
	For the Period ended
	June
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(295,065)	$(278,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	-	95,832
Accounts receivable	(57)	1,100
Accrued interest	16,771	9,723
Accounts payable and accrued liabilities	167,642	172,353
Net Cash provided by (used in) operating activities	(110,709)	176

INVESTING ACTIVITIES:

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES:

Proceeds from notes payable	200,000	-
Net Cash Provided by Financing Activities	200,000	-

Net decrease in cash	89,291	176
Cash, beginning of period	572	702
Cash, end of period	$89,863	878

Non-cash transactions:
Issuance of note payable	$220,000	$70,418

See accompanying notes to the condensed financial statements.

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Adapti, Inc. (the “Company”) was incorporated in the State of Nevada on January 11, 2007. The Company changed its name to Adapti, Inc. on April 15, 2025, to reflect a strategic shift in focus away from health and beauty product sales and toward a technology-driven company operating in the sports management, marketing, and representation industries.

In July 2025, the Company completed the acquisition of The Ballengee Group, a sports management agency representing approximately 200 professional athletes, 40 of which play Major League baseball. Ballengee primarily markets through a boots-on-ground model, with a team of five scouts covering the high school and collegiate athlete markets across the southern United States and Sunbelt region.

The Company is currently developing its technology platform, adapt.io. Adapti.io, is a proprietary AI-driven tool designed to identify optimal alignment between brands and social media influencers. The platform, when completed, will create a data fingerprint for each athlete or brand, enabling precise matching with influencers whose audience and engagement metrics are best suited for targeted marketing campaigns. Adapt.io is being designed to continually analyze proprietary data for each specific marketing campaign along with public data sources as additional feedback to inform ongoing promotion. This strategic alignment is intended to maximize exposure and sponsorship value for its influencer and athlete clients, while maximizing response rates for partner brands. The adapti.io tool is currently in the beta stage of development. We anticipate launching adapti.io by the end of March 31, 2026, subject to the Company securing sufficient funding.

With its with its recent acquisition of Ballengee Group, the Company is focused on integrating the operations of the Ballengee Group and its athletes.

While adapt.io currently being developed exclusively for brand and influencer matching, the Company plans to eventually expand Adapti.io’s capabilities to support automated content creation and enable end-to-end generative content workflows for social media publishing and campaign execution. The Company believes that these future capabilities will streamline the production and distribution of high-performing digital content across client campaigns.

The Company has ceased its efforts to market or sell health and beauty products, including the Dermacia brand, and will no longer be generating revenue from those lines. Future revenues are expected to be derived primarily from athlete representation fees, sponsorships, and platform-enabled brand integrations.

Reverse Stock Split

Effective May 28, 2025, the Company effected a 1-for-4,000 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, our stockholders received one share of our common stock for every 4,000 shares held immediately prior to the effective time of the Reverse Stock Split. Unless otherwise noted, all common stock shares, common stock per share data and shares of common stock underlying convertible instruments included in this Quarterly Report on Form 10-Q, including the exercise or conversion price of such convertible instruments, as applicable, have been retrospectively adjusted to reflect the Reverse Stock Split.

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2025, the Company has incurred losses totaling $9,807,460 (March 31, 2025 - $9,512,394) since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of June 30, 2025, the Company had a working capital deficit of $1,325,841 (March 31, 2025 - $1,030,775) and incurred a loss for the period ended June 30, 2025 of $295,065 (March 31, 2025 - $278,833). The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and our ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through c the offer and sale of debt and equity securities and to a lesser extent, cash from operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

All figures are in U.S. Dollars. The Company’s fiscal

year ends on March 31. Any reference to the period ended June 30, 2025 relates to the three months ended on such date. Any reference to a period ended March 31, 2025 relates to the fiscal year ended on such date.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash on hand of $89,863 as of June 30, 2025 and $572 as of March 31, 2025 . The Company had no cash equivalents as of June 30, 2025 or March 31, 2025.

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

Accounts Receivable

The Company does not currently maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of June 30, 2025 and March 31, 2025, the Company did not have an allowance for doubtful accounts.

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

For the periods ended June 30, 2025 and March 31, 2025, the Company recognized a full valuation allowance against the recorded deferred tax assets.

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

For the periods ended June 30, 2025 and March 31, 2025, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable. All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

On May 27, 2025, the Company received approval from FINRA for a number of corporate actions including a name change from Scepter Holdings, Inc. to Adapti, Inc., a 1-for-4,000 reverse stock split and a symbol change to ADTI. The name change was effective immediately, the reverse split took effect on May 28, 2025 and the symbol change took effect on June 25, 2025.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of June 30, 2025 and March 31, 2025.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances the disclosures related to segment reporting for public entities. It requires entities to disclose significant segment expenses for each reportable segment, providing greater transparency in segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures. The Company has evaluated this ASU and there was no impact the financial statements and disclosures.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts Receivable at June 30, 2024 and March 31, 2025 consists of the following:

	June 30, 2025	March 31, 2025

Accounts Receivable	$696	$640

Accounts receivable balances are primarily made up of sales through the third party vendor and paid within thirty days.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2025 and March 31, 2025 consists of the following:

	June 30, 2025	March 31, 2025

Accounts payable	$166,095	$99,952

Accrued liabilities	507,166	425,666
	$673,261	$525,618

Accrued liabilities are made up of the following as June 30, 2025 and March 31, 2025:

Accrued Liabilities	June 30. 2025	March 31, 2025

Management Fees	$380,000	$293,500
Legal Counsel	127,166	132,166
	$507,166	$426,566

The Company owes $380,000 in management fees.

The $127,166 owed to two of our attorneys that are no longer providing legal services to the Company are to be settled for common shares. The remaining legal fees will be paid in cash.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible Notes payable at June 30, 2025 and March 31, 2025 consist of the following:

	June 30, 2025	March 31, 2025

Note 1 Convertible notes payable	$50,000	$50,000
Note 2 Convertible note payable	$220,000	$-
Total convertible notes payable	270,000	50,000
Add: accrued interest	7,967	2,745
Total convertible notes payable	$277,967	$52,745

Convertible Notes Payable balances was $270,000 as of June 30, 2025 (including a $20,000 financing fee) and $50,000 as of March 31, 2025 plus accrued interest of $7,967 and $2,745 for a total convertible note payable balance of $277,961 and $52,745 as of June 30, 2025 and March 31, 2025, respectively.

On October 15, 2024, the Company entered into a convertible note payable with a vendor for cash advanced to the Company and bears a 10% interest rate. This convertible note payable represents a balance of $50,000 for a total principal balance of $50,000 and $4,241 of accrued interest for a total note payable of $54,241 as of June 30, 2025 and $52,745 as of March 31, 2025 respectively. This note is not convertible into common shares of the Company. Please note the maturity date of this note was extended until October 15, 2025.

On April 23, 2025, the Company entered into a convertible note payable with a vendor for cash advanced to the Company and bears a 10% interest rate and a 10% financing fee of the principal amount of the note. This convertible note payable represents a balance of $200,000 plus a 10% financing fee of $20,000 for a total principal balance of $220,000 and $3,726 of accrued interest for a total note payable of $223,726 as of June 30, 2025 and zero as of March 31, 2025 respectively. This note is not convertible into common shares of the Company. Please note the maturity date of this note was extended until April 23, 2026.

The notes convert into shares of the Company’s common stock as holders at maturity or after the occurrence of an event of default. The conversion prices of the notes include the conversion price shall be the 60% multiplied by the lowest trading price during the 30 trading days period ending, in holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date. All terms of the notes, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. The notes may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day.

NOTE 7 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

Related party convertible Notes payable at June 30, 2025 and March 31, 2025 consist of the following:

	June 30, 2025	March 31, 2025

Campbell Trust	$100,000	$100,000
Stuff International	100,000	100,000
Total related party convertible notes payable	200,000	200,000
Add: accrued interest	17,096	11,113
Total related convertible notes payable, accrued interest	$217,096	$211,113

As of June 30, 2025 and March 31, 2025, two notes, Stuff International and Campbell made up the related note payable balance of $217,096 and $211,113, respectively. One note is to Stuff International for $100,000 and the other from Campbell Trust for $100,000. Both notes payable bear an interest of 10% and as such have accrued interest as of June 30, 2025 and March 31, 2025 was calculated to be approximately $17,096 and $11,113, respectively. The CEO of Stuff International is also the CEO of Adapti, Inc. Please see company risk factors for further details.

NOTE 8 – RELATED PARTY NOTES PAYABLE

Related party notes payable at June 30, 2025 and March 31, 2025 consists of the following

	June 30, 2025	March 31, 2025

Stuff International	223,246	223,246
Total Related Party Notes Payable	223,246	223,246

Accrued Interest	24,832	19,267

Related Party Notes Payable	$248,077	$242,511

There is one remaining related party note payable as of June 30, 2025 and March 31, 2025. The note is from Stuff International and totals $223,246 plus accrued interest of $24,832 (as of June 30, 2025) and $19,267 (as of March 31, 2025) for a total balance of $248,077 and $242,511 as of June 30, 2025 and March 31, 2025, respectively.

There was another note to MGI which was settled as of March 31, 2025. Per the terms of this note, it was fully settled for common stock. The MGI note was full converted for 29,6666 common stock in total settlement of note payable balance of $252,003 plus accrued interest of 32,795 for a total balance of $284,797 on March 31, 2025. This represented a 20% discounted share price at that time of $9.60 per share.

On March 31, 2025, the balance related to Market Group International is $252,003 plus accrued interest of $32,795 for a total balance of $284,797. This entire balance was converted per the terms of the note payable agreement to common stock at a 20% discount to market. The market price at that time was $12.00 so the conversion price was $9.60 for 29,6666 common shares. As a result there was zero balance remaining owed to Market Group International as of March 31, 2025.

This note was convertible to common stock with the following terms: if the Filing of the Form 10 occurred prior to the Maturity Date, any part of the outstanding balance of the Note into fully paid and non-assessable shares of Common Stock at the Qualified Filing conversion Price, provided that in no event shall this Note be converted in excess of that portion of this Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates and (2) the number of shares of Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this provision would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock.

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

Market Group International is owned by Robert Van Boreum our ex – Chief Executive Officer and it holds 259,412 of our outstanding common stock as of June 30, 2025 and March 31, 2025, respectively.

The second note payable is to Stuff International for funds advanced to the Company and bears a 10% interest rate.

The Stuff international Note payable represents a balance of $232,246 of principal and $24,832 accrued interest for a total note payable of $248,077 as of June 30, 2025. The Stuff international Note payable represents a balance of $223,246 of principal and $19,267 accrued interest for a total note payable of $245,511 as of March 31, 2025. This note is not convertible into common shares of the Company. Adam Nicosia our current Chief Executive Officer owns Stuff International. He also owns Ecoscientific Labs that owns 475,000 of common stock as of June 30, 2025 and March 31, 2025, respectively. Please note the maturity date of this note was extended until December 31, 2025.

NOTE 9 – EIDL LOAN

EIDL Loan at June 30, 2025 and March 31, 2025 consists of the following:

	June 30, 2025	March 31, 2025
EIDL Loan	$7,000	$7,000

Total EIDL Loan	$7,000	$7,000

On April 21, 2020 the Company received an EIDL Advance of $7,000, which the Company has recorded as a loan in the event the grant is not forgiven. As of June 30, 2025 and March 31, 2025 the balance of EIDL loans is $7,000 respectively.

NOTE 10: STOCKHOLDERS’ DEFICIT

Authorized Capital Stock

The Company’s authorized capital stock consists of (a) 40,00,000,000 shares of Common Stock, $0.001 par value per share (“Common Stock”), (b) 20,000,000 shares of Preferred Stock, $0.001 par value per share (“Preferred Stock”).

As of June 30, 2025 and March 31, 2025, the Company had 1,539,259 shares and 1,532,388 shares of Common Stock and zero shares of Preferred Stock issued and outstanding. All outstanding shares of Common Stock are fully paid and nonassessable.

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

Preferred Stock

There are no shares of Preferred Stock outstanding as of June 30, 2025 and March 31, 2025. The Company’s Articles of Incorporation, as amended authorizes the issuance of up to 20,000,000 shares of Preferred Stock

Common Stock

No dividends, if dividends were issued holders would have a pro-rata right, 1 share 1 vote, no preemption rights.

Preferred Stock

No outstanding Preferred shares.

Issuances of Common Stock from the Conversion of Notes

During the quarter ended March 31, 2025, the Company issued 29,500 restricted shares of common stock to MGI after reverse stock split, in full settlement of MGI note payable balance of $284,797 of which principal balance of $252,003 and $32,795 of accrued interest at 20% discount to market conversion price of $9.60.

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

Date of Transaction	Transaction type (e.g., new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to. *You must disclose the control person(s) for any entities listed.	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
3/31/23	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
3/31/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted
3/31/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
3/31/23	New Issuance	625	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted
4/5/23	New Issuance	13,514	Common	$4.48	Yes	Paul Kison	Debt Conversion	Restricted
6/30/23	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
6/30/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted
6/30/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
6/30/23	New Issuance	1,250	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted
8/29/23	New Issuance	71,857	Common	$4.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Debt Conversion	Restricted
9/30/23	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
9/30/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted
9/30/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
9/30/23	New Issuance	1,250	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted
10/27/23	New Issuance	3,715	Common	$8.32	Yes	OC Sparkle	Debt Conversion	Restricted
10/27/23	New Issuance	2,754	Common	$8.32	Yes	OC Sparkle	Debt Conversion	Restricted
10/27/23	New Issuance	3,509	Common	$8.32	Yes	OC Sparkle	Debt Conversion	Restricted
10/27/23	New Issuance	7,643	Common	$8.32	Yes	CZA, Inc.	Debt Conversion	Restricted
12/31/23	New Issuance	15,625	Common	$8.32	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
12/31/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted
12/31/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
12/31/23	New Issuance	1,250	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted
3/31/24	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
3/31/24	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
6/30/24	New Issuance	10,417	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
12/31/24	New Issuance	7,500	Common	$28.00	No	SD Law Group	Professional Services	Restricted
12/31/24	New Issuance	1,250	Common	$9.20	No	Vasil Popov	Professional Services	Restricted
3/31/25	New Issuance	29,666	Common	$9.60	No	Market Group International (Robert Van Boerum)	Note Payable	Restricted
6/30/25	Rounding Adjustment from reverse split	6,871	Common	$0	No	N/A	N/A	Restricted
Shares Outstanding on Date of This Report:
Date 6/30/2025	Ending Balance Common: 1,539,259

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s income statement in the same line item as expense arising from fixed lease payments. As of June 30, 2025 and March 31, 2025, management determined that there were no variable lease costs.

Litigation

There is no pending, threatened or actual legal proceedings in which the Company is a party.

NOTE 12: SUBSEQUENT EVENTS

Acquisition of Ballengee Group

On July 14, 2025, we closed the acquisition of 100% of the membership interests of The Ballengee Group, LLC, (“Ballengee”) a Dallas-based baseball sports management agency which represents approximately 200 professional athletes. Pursuant to the acquisition, the security holders of Ballengee received: (i) 6,500,000 shares of our Common Stock, (ii) a participating promissory note in the aggregate principal amount of $7,500,000, and (iii) the right to contingent earnout consideration of up to $20,000,000, payable in shares of Adapti Common Stock. The Company disclosed the completion of the acquisition on a Current Report on Form 8-K on July 18, 2025 (see Form 8-K filing for more information).

Contemporaneously with the acquisition of Ballengee, Jeff Campbell was appointed to the position of Executive Chairman of our Board of Directors.

Employment Agreement and Related Contracts with Marilu Brassington

On August 14, 2025, we entered into an employment agreement with Marilu Brassington, our current Chief Financial Officer (the “Brassington Employment Agreement”). Pursuant to the Brassington Employment Agreement, Ms. Brassington will serve as the Company’s chief accounting officer and continue to serve as interim chief financial officer.

Pursuant to the Brassington Employment Agreement, Ms. Brassington receives an annual base salary of $180,000. On each monthly anniversary of the Brassington Employment Agreement, the Company will pay half of her monthly base salary in Common Stock, valued at the closing price of the Comon Stock on such applicable date.

We also issued Ms. Brassington a non-qualified stock option grant to purchase up to 120,000 shares of Common Stock at a price per share of $3.08 (the “Option”). The Option was issued on August 14, 2025, has a term of 10 years from issuance, and vests in four (4) equal annual installments over a four (4) year period, with such first vesting event occurring on the one (1) year anniversary of the grant date.

Subordinated Convertible Promissory Notes Issued to Marilu Brassington, Jeff Campbell and Adam Nicosia

On August 14, 2025, we issued subordinated convertible promissory notes to Marilu Brassington, our interim CFO, in the principal amount of $184,800 (“Brassington Note”), Jeff Campbell, our executive chairman, in the principal amount of $492,800 (“Campell Note”) and Adam Nicosia, our CEO, in the principal amount of $1,478,400 (the “Nicosia Note”). The Brassington Note, Campbell Note and Nicosia Note (collectively, the “Notes”) have a maturity date of three (3) years from issuance, accrue interest at the rate of 5% per annum, and are payable by the Company in full at maturity. The Notes are also convertible into Common Stock of the Company at the holder’s election at any time at a conversion price of $3.08 per share. Additionally, at maturity, the Company has the right to require holder to convert the Note(s) into shares of Common Stock at a conversion price of $3.08 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere herein. Our historical results do not necessarily reflect what our historical financial position and results of operations would have been had we been a stand-alone public company during the years presented. In addition, our historical results are not necessarily indicative of the results to be expected for any future period, and results for any interim period are not necessarily indicative of the results to be expected for the full year. We recommend investors read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” Section, the consolidated financial statements, and related notes thereto. As used in this offering, unless the context otherwise requires or indicates, “Adapti,” “Company,” “we,” “us,” and “our” or similar designations refer to Adapti, Inc., a Nevada corporation. Any reference to Ballengee or Ballengee Group refers to Ballengee Group, LLC, our recently acquired subsidiary, which closed on July 14, 2025.

Statements in this Quarterly Report on Form 10-Q that are not strictly historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. Some of these factors are more fully discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors” and elsewhere herein. We do not undertake to update any of these forward-looking statements or announce the results of any revisions to these forward-looking statements except as required by law.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided, in addition to the accompanying condensed consolidated financial statements and notes, to assist you in understanding our results of operations, financial condition and cash flows. The MD&A is organized as follows:

● Overview — Discussion of our business and overall analysis of financial and other items affecting our Company in order to provide context for the remainder of MD&A.

● Results of Operations — Analysis of our financial results comparing the three months ended June 30, 2025 and 2024.

● Liquidity and Capital Resources — An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Overview

Adapti, Inc (fka Scepter Holdings, Inc.). (the “Company”) was incorporated under the laws of the State of Nevada on January 11, 2007. The Company previously managed sales and brand development of health and beauty products through a product line called Dermacia. For the period ended June 30, 2025 and June 30, 2024, the Company only generated revenues of $4,894 and $13,672, respectively.

The Company changed its name to Adapti, Inc. on April 15, 2025, to reflect a strategic shift in focus away from health and beauty product sales and toward a technology-driven acquisition strategy consisting of companies operating in the sports management and sports marketing industries.

The Company is now focused on: (i) acquiring and operating agencies that manage athletes, brands, and sports-related talent and (ii) completing the development of adapt.io, the Company’s proprietary AI-driven influencer and brand optimization platform.

In July 2025, the Company completed the acquisition of The Ballengee Group, a Texas-based Major League Baseball agency with approximately 200 professional clients, and more than 40 in the Major League. Ballengee primarily markets through a boots-on-ground model, with a team of five scouts covering the high school and collegiate athlete markets across the southern United States and Sunbelt region. The acquisition represents a material step in the Company’s strategy to consolidate and scale athlete representation and social monetization services.

The Company’s technology platform, adapt.io, is a proprietary AI-driven tool designed to identify optimal alignment between brands and social media influencers. The platform creates a data fingerprint for each athlete or brand, enabling precise matching with influencers whose audience and engagement metrics are best suited for targeted marketing campaigns. Adapt.io is designed to continually analyze proprietary data for each specific campaign along with public data sources as additional feedback to inform ongoing promotions and to further refine its algorithm and attempt to monetize accumulated data. This strategic alignment is intended to maximize exposure and sponsorship value for its influencer and athlete clients, while maximizing response rates for partner brands.

While adapt.io currently focuses exclusively on brand and influencer matching, the Company plans to enhance its service offering by integrating generative AI capabilities. These enhancements will support automated content creation and enable end-to-end generative content workflows for social media publishing and campaign execution. These future capabilities are expected to streamline the production and distribution of high-performing digital content across client campaigns.

The Company has ceased its efforts to market or sell health and beauty products, including the Dermacia brand, and will no longer generating revenue from those lines. Future revenues are expected to be derived primarily from athlete representation fees, sponsorships, and platform-enabled brand integrations.

Reverse Stock Split

Effective May 28, 2025, we effected a 1-for-4,000 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, our stockholders received one share of our common stock for every 4,000 shares each stockholder held immediately prior to the effective time of the Reverse Stock Split. Unless otherwise noted, all references to common stock shares, common stock per share data and shares of common stock underlying convertible instruments included in this Quarterly Report on Form 10-Q, including the exercise or conversion price of such equity instruments, as applicable, have been retrospectively adjusted to reflect the Reverse Stock Split.

Three Months Ended June 30, 2025 and 2024

Results of Operations

Revenues

Merchandise revenues include payments received for products shipped and sold through our vendors. Revenues for the three months ended June 30, 2025 decreased $284, or 30%, as compared to the three months ended June 30, 2024, primarily due decreased marketing efforts in 2025. Although our efforts in 2024 were nominal as well.

Cost of Revenues

Cost of revenues primarily include the costs of products. Cost of revenues for the three months ended June 30, 2025 were consistently zero compared to the three months ended June 30, 2024, due to the write off of inventory to zero during the 2024 fiscal year.

General and administrative expenses

General and administrative expense include the costs associated with personnel. General and administrative expenses increased for the three months ended June 30, 2025 by $1,161, or 3%, as compared to the three months ended June 30, 2024, primarily due to the increase in personnel during 2025 fiscal year.

Professional fees

Professional fees include the costs associated with outside consultants to help manage the public entity as well as other professional consultants. Professional fees increased for the three months ended June 30, 2025 by 7,739, or 3%, as compared to the three months ended June 30, 2024, primarily due increased consultants during 2025 fiscal year.

Other expense

Other expense includes interest expense on note payables. Other expense increased for the three months ended June 30, 2025 by $7,048, or 72%, as compared to the three months ended June 30, 2024, primarily due the fact that the Company issued promissory notes bearing interest in 2025 compared to 2024.

Liquidity and Capital Resources

Our cash flow activities were as follows for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change

Net cash flows used for operating activities	$(110,709)	$176	$110,885
Net cash flows used for investing activities	-	-	-
Net cash flows provided by financing activities	200,000	-	(200,000)

Operating activities

Net cash flows used for operating activities was ($110,709) and $176 for the three months ended June 30, 2025 and 2025, respectively. The decrease of net cash flows used for operating activities of $110,885 was primarily due to the Company had increased accrued expenses related to management fees related to Officers and consultants.

Investing activities

There were no investing activities for the three months ended June 30, 2025 and 2024, respectively.

Financing activities

The Company raised $200,000 from the issuance of a promissory note during the three months ended June 30, 2025 compared to zero for the three months ended June 30, 2024.

	June 30, 2025	March 31, 2025	Change

Cash	$89,863	$572	$89,291
Current liabilities	1,416,400	1,031,987	384,413

The Company’s primary sources of liquidity are from financing activities and to a lesser extent cash flows generated from operations. As of June 30, 2025 and March 31, 2025, the Company had cash of $89,863 and $572, respectively. As of June 30, 2025 and March 31, 2025, the Company had current liabilities of $1,416,400 and $1,031,987, respectively.

The Company believes its existing cash and expected cash flows from operations will not be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond. It will need to raise additional capital to continue operations.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2025, we incurred of a net loss of $295,065 compared to a comprehensive net loss of $278,833 for the three months ended June 30, 2024. The increase in net loss is primarily the result of increased professional fees.

The Company is expending working capital to further their business plan.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position, or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements. See Note 3 to the consolidated statements in this Annual Report for a complete discussion of our significant accounting policies and estimates

Other Estimates

See Note 1 to the accompanying condensed consolidated financial statements included herein and starting on page F-1 for further discussion.

Off-Balance Sheet Arrangements

As of June 30, 2025 and March 31, 2025, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 to the accompanying audited financial statements included herein and starting on page F-1 for further discussion.

Future Liquidity Needs

The Company has met its current capital requirements primarily through the issuance of its debt securities. Management views the working capital that is raised in its promissory notes as being equivalent to raising working capital via common equity subscriptions. Certain of our promissory notes / debt securities have conversion features whereby the holder can convert the principal and accrued interest into shares of our common stock. Any conversion of debt into equity could occur at a higher equity valuation than the Company currently has.

Going Concern

The Company’s financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed financial statements for the period ended June 30, 2025. Our total accumulated deficit as of June 30, 2025 was approximately $10 million.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales notes payable. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying condensed financial statements. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended June 30, 2025. See Note 3 to the statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its condensed results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements. See Note 3 to the statements in our 2025 Annual Report for a complete discussion of our significant accounting policies and estimates.

Off-Balance Sheet Transactions

At June 30, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2025 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties discussed under “Risk Factors” in our latest annual report on Form 10-K and subsequent quarterly reports on Form 10-Q and current reports on Form 8-K. Before making an investment decision, you should carefully consider each of the following risks described below, together with all other information set forth in or incorporated in this Quarterly Report on Form 10-Q, including the condensed consolidated financial statements and the related notes. The risks described in this Quarterly Report on Form 10-Q are not the only ones we face, but those that we consider to be material. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations and could result in a complete loss of your investment. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks actually occur, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the market price of our common stock to decline, and you could lose all or part of your investment.

Risks Related to our Operating History; Integration of Acquired Businesses; and Business Plan

We have a limited operating history and recently changed our business plan, which makes it difficult to evaluate our future prospects and increases the risk of your investment.

We are an early-stage company with a limited operating history, and our historical financial results provide little basis to evaluate our current or future business prospects. Until recently, our primary focus was on consumer products, but we have shifted our strategy to operate Ballengee Group, our recently acquired baseball agency, and to continue to develop our Adapti.io artificial intelligence platform. Our ability to successfully implement this new business plan is unproven and involves substantial risks and uncertainties, including:

●	Successfully integrating and growing Ballengee Group, in a competitive and regulated industry;

●	Developing and commercializing Adapti.io, which is intended to match social media influencers with Ballengee athletes and other products and services; and

●	Demonstrating that these two different lines of business can operate synergistically to produce meaningful revenue growth.

If we are unable to successfully operate our new business plan, develop and achieve market adoption for Adapti.io, or realize synergies with Ballengee Group, we may fail to generate meaningful revenue or achieve profitability. Investors in our securities may lose some or all of their investment.

Our business depends on the success of new and unproven initiatives, including the development of our Adapti.io AI platform, and our ability to generate revenues is highly uncertain.

Our revenue model is unproven and difficult to predict. We intend to generate revenue primarily through:

●	Athlete representation and related fees from Ballengee Group;

●	Commissions or fees earned through social media promotions and influencer marketing, which we have yet to achieve; and

●	If and when developed, the commercialization of our AI-driven Adapti.io platform.

Each of these strategies involves significant uncertainty. If developed, the success of our Adapti.io platform will depend on a number of factors outside our control, including:

●	The willingness of influencers and athletes to adopt the platform;

●	The effectiveness of social media promotions in generating consumer engagement and sales; and

●	Rapidly changing public tastes and technology trends in both sports representation and influencer marketing.

There is no guarantee that we will be able to successfully operate Ballengee Group or that the assumed synergies will be successful.

We recently completed the acquisition of Ballengee Group, which we believe has the potential to be transformative for our Company. Management anticipates that Ballengee Group could contribute significantly to our revenues and help us achieve profitability. However, there can be no assurance that we will be able to maintain or grow Ballengee Group’s historical business operations, revenues, or profitability.

Successfully realizing the anticipated synergies from this acquisition depends on our ability to:

●	Integrate Ballengee Group’s operations into our Company without significant disruption;

●	Retain key athlete clients and personnel critical to Ballengee Group’s business; and

●	Successfully develop and leverage our Adapti.io AI software to generate social media promotional opportunities for Ballengee Group’s athletes.

Because Adapti.io is still in development and unproven in the market, there is no guarantee that it will generate the expected incremental revenues or competitive advantages. If we fail to integrate Ballengee Group effectively or achieve the assumed synergies, our business, financial condition, and results of operations could be materially adversely affected, and investors could lose part or all of their investment.

As a result, the Company believes that its results of operations may fluctuate significantly, and it is possible that the Company’s operating results could be below the expectations of investors.

Our AI based Social Media Software, Adapti, is critical for the marketing and growth of our products

We have spent the past 3 years developing our adapti.io technology platform to assist in locating and negotiating promotional arrangements with social media influencers. Although the adapti.io platform has successfully completed beta testing, there is no guarantee that the software will operate as expected in a production environment or be able to provide us with assistance in obtaining the correct influencer to successfully market our services and clients. Further, there can be no assurance that the adapti.io will be as valuable to the Ballengee Group business as we anticipate. If the software does not work as expected, the ability to sell our products and promote our clients will be negatively impacted.

In addition, if adapti.io does not work as expected, we might be required to spend additional capital in software development. There are no guarantees that we will have the capital to spend in development or be able to get the software to work as desired even if we do spend additional capital. We also expect that we will need to spend additional capital in the future to further improve and maintain our software. There are no guarantees that we will have this capital to spend nor be able to successfully make the improvement as desired even if we do spend such capital.

Risks Related to Our Business

We depend on the relationships of our agents, managers, and other key personnel with clients in professional sports and sponsorships and brands related thereto.

We depend upon relationships that our agents, managers, and other key personnel have developed with clients across the baseball industry. The relationships that our agents, managers, and other key personnel have developed with studios, brands, and other key business contacts help us to secure access to sponsorships, endorsements, professional contracts, and other opportunities for our clients. Due to the importance of those industry contacts to us, a substantial deterioration in these relationships, or substantial loss of agents, managers, or other key personnel who maintain these relationships, could adversely affect our business. In particular, our client management business is dependent upon the highly personalized relationships between our agents and respective clients. A substantial deterioration in the Ballengee Group’s management of a client may result in a deterioration in our relationship with, or the loss of, the clients represented by that agent or manager. The substantial loss of multiple agents or managers and their associated clients could have an adverse effect on our business, financial condition, and results of operations. Most of our agents, managers, and other key personnel are not party to long-term contracts and, in any event, can leave our employment with little or no notice. We can give no assurance that all or any of these individuals will remain with us or will retain their associations with key business contacts.

Because our success depends substantially on our ability to maintain a professional reputation, adverse publicity concerning us, one of our businesses, our clients, or our key personnel could adversely affect our business.

Our professional reputation is essential to our continued success and any decrease in the quality of our reputation could impair our ability to, among other things, recruit and retain qualified and experienced agents, managers, and other key personnel, retain or attract agency clients or customers, or enter into multimedia, licensing, and sponsorship engagements for the benefit of our clients. Our overall reputation may be negatively impacted by a number of factors, including negative publicity concerning us, members of our management or our agents, managers, and other key personnel. In addition, we are dependent for revenue, on the relationships between clients that we represent and key brands, such as sports leagues and other consumer facing brands. Certain of our clients are public personalities with social media followings whose actions generate publicity and public interest. Any adverse publicity relating to such individuals, or to our company, including from reported or actual incidents or allegations of illegal or improper conduct, such as harassment, discrimination, or other misconduct, could result in significant media attention, even if not directly relating to or involving Ballengee Group or Adapti, and could have a negative impact on our professional reputation. This could result in termination of licensing or other contractual relationships, or our employees’ ability to attract new customer or client relationships, or the loss certain clients, all of which could adversely affect our business, financial condition, and results of operations.

Our success depends, in part, on our continuing ability to identify, recruit, and retain qualified and experienced agents and managers.

If we fail to recruit and retain suitable agents or if our relationships with our agents change or deteriorate, it could adversely affect our business. Our success depends, in part, upon our continuing ability to identify, recruit, and retain qualified and experienced agents and managers. There is great competition for qualified and experienced agents and managers in the sports industry, and we cannot assure you that we will be able to continue to hire or retain a sufficient number of qualified persons to meet our requirements, or that we will be able to do so under terms that are economically attractive to us. Any failure to retain certain agents and managers could lead to the loss of our baseball clients, their sponsorships, and potential licensing agreements, and other engagements and have an adverse effect on our business, financial condition, and results of operations.

Our failure to identify, sign, and retain clients could adversely affect our business.

We derive substantial revenue from the engagements, sponsorships, licensing rights, and distribution agreements entered into by the baseball clients with whom we represent. We depend on identifying, signing, and retaining as clients those athletes whose identities are in high demand by the public and, as a result, are deemed to be favorable candidates for engagements. Our competitive position is dependent on our continuing ability to attract, develop, and retain clients whose work is likely to achieve a high degree of value and recognition by sponsors as well as our ability to provide such clients with sponsorships, endorsements, professional contracts, and other opportunities. Our failure to attract and retain these clients, an increase in the costs required to attract and retain such clients, or an untimely loss or retirement of these clients could adversely affect our financial results and growth prospects. These clients may decide to discontinue their relationship with us at any time and without notice. In addition, the clients with whom we have entered into written contracts may choose not to renew their contracts with us on reasonable terms or at all or they may breach or seek to terminate these contracts. If any of our clients decide to discontinue their relationships with us, whether they are under a contract or not, we may be unable to recoup costs expended to develop and promote them and our financial results may be adversely affected. Further, the loss of such clients could lead other of our clients to terminate their relationships with us.

Our professional athlete clients are also members of certain unions that are signatories to collective bargaining agreements. Any expiration, termination, revocation or non-renewal of these franchises, collective bargaining agreements, or licenses and any work stoppages or labor disturbances could adversely affect our business.

Our professional athlete clients are subject to collective bargaining and/or franchise agreements. These collective bargaining and/or franchise agreements regularly expire and require negotiation in the ordinary course of business. Upon the expiration of any of these collective bargaining and/or franchise agreements, with no assurance that the unions will be able to negotiate new collective bargaining and/or franchise agreements on satisfactory terms or at all. Our operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating. Certain of such unions have in the past gone on strike, and in the future may do so again. We cannot predict the effect that a potential work stoppage would have on our business. The Ballengee Group business is a signatory to certain agreements with the unions that represent certain of its clients (for example, with the Major League Baseball Players association).

Unauthorized disclosure of sensitive or confidential client or customer information could harm our business and standing with our clients and customers.

We seek to protect trade secrets, confidential information, personal information and other proprietary information, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such information, such as our employees, collaborators, contractors, consultants, advisors and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology, information and processes. Further, despite these efforts, no assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information as any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

Prosecuting a claim that a party illegally disclosed or misappropriated a trade secret or confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts within and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position could be materially and adversely harmed.

Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and content offerings and adversely affect our business.

Our ability to generate revenues is highly sensitive to rapidly changing consumer preferences and industry trends, as well as the popularity of the talent, brands, and owners of intellectual property we represent, and the assets we own. Our success depends on our ability to offer premium content through popular channels of distribution that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. Our operations and revenues are affected by consumer tastes and entertainment trends. Changes in consumers’ tastes or a change in the perceptions of our brands and business partners, whether as a result of the social and political climate or otherwise, could adversely affect our operating results. Our failure to avoid a negative perception among consumers or anticipate and respond to changes in consumer preferences, including in the form of content creation or distribution, could result in reduced demand for our services and content offerings or those of our clients and owned assets across our platform, which could have an adverse effect on our business, financial condition and results of operations.

We may not be able to adapt to or manage new content distribution platforms or changes in consumer behavior resulting from new technologies.

We must successfully adapt to and manage technological advances in our industry, including the emergence of alternative distribution platforms and artificial intelligence. Our ability to effectively generate revenue from new distribution platforms and viewing technologies will affect our ability to maintain and grow our business. Emerging forms of content distribution may provide different economic models and compete with current distribution methods in ways that are not entirely predictable, which could reduce consumer demand for our product offerings. We must also adapt to changing consumer behavior driven by advances in content delivery and mobile devices. If we fail to adapt our distribution methods and content to emerging technologies and new distribution platforms, it could result in an adverse effect on our business, financial condition, and results of operations.

We, including our subsidiaries, may be unsuccessful in our strategic acquisitions, investments and commercial agreements, and we may pursue acquisitions, investments or commercial agreements for their strategic value in spite of the risk of lack of profitability.

We, including our subsidiaries, face significant uncertainty in connection with acquisitions, investments, and commercial agreements. To the extent we choose to pursue certain commercial, investment, or acquisition strategies, we may be unable to identify suitable targets for these deals, or to make these deals on favorable terms. If we identify suitable acquisition candidates, investments, or commercial partners, our ability to realize a return on the resources expended pursuing such deals, and to successfully implement or enter into them will depend on a variety of factors, including our ability to obtain financing on acceptable terms, requisite governmental approvals, as well as the factors discussed below. Additionally, we may decide to make or enter into acquisitions, investments, or commercial agreements with the understanding that such acquisitions, investments, or commercial agreements will not be profitable, but may be of strategic value to us. Our current and future acquisitions, investments, including existing investments accounted for under the equity method, or commercial agreements may also require that we make additional capital investments in the future, which would divert resources from other areas of our business. We cannot provide assurances that the anticipated strategic benefits of these deals will be realized in the long-term or at all.

We may fail to identify or assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring a company, making an investment or entering into a commercial agreement and, as such, may not obtain sufficient warranties, indemnities, insurance, or other protections. This could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes, a loss of anticipated tax benefits, or other adverse effects on our business, operating results, or financial condition. Additionally, some warranties and indemnities may give rise to unexpected and significant liabilities. Future acquisitions and commercial arrangements that we may pursue could result in dilutive issuances of equity securities and the incurrence of further debt.

Risks Related to Competition; Personnel; and Financial Condition

We face competition from substantially larger and better-financed competitors in both our baseball agency and technology businesses.

We operate in two highly competitive industries: sports representation and technology/software development. In the baseball agency sector, numerous established sports agencies represent athletes, many with significantly greater resources, broader client rosters, and stronger relationships with teams and sponsors. In the technology sector, numerous companies market software and digital solutions for social media influencer management, including large, well-capitalized enterprises. The size, number, and resources of these competitors make it challenging for us to achieve and maintain market share in either business segment.

We depend on our management team to succeed, and the loss of their services could harm our business.

To achieve our objectives, we require a management team with expertise in software development, product development, sports representation, and sales and marketing. Although we recently appointed Jeff Campbell as our executive chairman, who has experience in sports agencies, the fitness industry, marketing and technology, we still have a limited management team. Although we have agreements with certain executive officers and outsourced programming consultants, these agreements may be terminated at any time. We do not maintain “key person” insurance for any of our executives or other employees, and competition for qualified personnel in our industries is intense. If we cannot attract and retain qualified personnel on acceptable terms, our growth and operations could be adversely affected.

We also owe accrued salary to our Chief Executive Officer and Chief Financial Officer, which may impact their continued service and create financial and reputational risks. As of June 30, 2025, our Chief Executive Officer, Adam Nicosia, is owed approximately $120,000 in accrued but unpaid salary, and our chief accounting officer and interim Chief Financial Officer, Marilu Brassington, is owed approximately $70,000 There is no assurance that either executive will continue to provide services to the Company if delays in paying their full compensation persist. As of the date of this Quarterly Report on form 10-Q, we do not have sufficient capital to pay these accrued amounts. If either officer were to resign or reduce his or her involvement due to nonpayment, our operations, strategic direction, and ability to attract investors or key partners could be materially and adversely affected. Moreover, failure to pay accrued compensation may raise legal, accounting, and reputational concerns and could expose us to claims or liabilities under employment laws. We expect to attempt to satisfy the unpaid balances once we achieve sufficient profitability or raise additional capital, but there can be no assurance as to when or whether we will be able to do so.

Our Chief Executive Officer and Chief Financial Officer hold executive positions with other companies and may have limited time to devote to our business.

Our Chief Executive Officer and Chief Financial Officer each work on a part-time basis for us and also serve as officers of other companies. As a result, they divide their professional time among multiple business interests. This arrangement may limit the time and attention they can devote to our operations, strategic initiatives, and day-to-day management. Their other professional obligations could create actual or potential conflicts of interest and may delay or hinder decision-making, responsiveness to business opportunities, or the execution of our growth strategies, any of which could materially and adversely affect our business and results of operations.

Obligations under the participating promissory notes issued in the Ballengee acquisition will reduce the proceeds available from future capital raises and may limit the use of our cash flows.

In connection with our acquisition of the Ballengee Group, we issued a participating promissory notes in the aggregate principal amount of $7,500,000 to the sellers. These notes require us to make mandatory repayments equal to (i) 10% of the gross proceeds from any offering of our equity securities that results in at least $250,000 in gross proceeds, and (ii) 50% of the free cash flows generated by Ballengee Group’s operations each calendar quarter, with the percentage reducing over time as principal is repaid.

As a result, if we complete any equity offering, or if Ballengee generates positive cash flow, a portion of those proceeds or cash flows will be required to be paid to the former Ballengee owners rather than being available to fund our operations, invest in growth initiatives, or pursue other strategic opportunities. This repayment obligation could materially and adversely affect our liquidity, limit our ability to reinvest in the business, and reduce our financial operations. In addition, because the amount and timing of these payments depend on our capital-raising activities and Ballengee’s performance, we may be required to make payments at times when we would otherwise use those funds for other purposes, which could further strain our working capital and operating resources.

We may be required to pay certain earnout consideration payable to the former Ballengee Group owners could result in significant future stock issuances and dilution to our stockholders.

Under the terms of the acquisition of Ballengee Group, the former owners of Ballengee are entitled to receive up to $20,000,000 in additional earnout consideration over a four-year period beginning January 1, 2025 and ending December 31, 2028, payable in shares of our common stock if certain EBITDA targets are met by Ballengee Group’s operations as follows: for each earnout year, (i) no payment will be made if Ballengee’s EBITDA is below $2,000,000, (ii) a payment equal to actual EBITDA will be made if EBITDA is between $2,000,000 and $5,000,000, and (iii) a payment of $5,000,000 will be made if EBITDA is at least $5,000,000.

If Ballengee achieves the specified EBITDA metrics above, we will be required to issue a potentially substantial number of shares of our Common Stock, which would dilute the ownership interests of our existing stockholders. This dilution could be significant, particularly if our stock price declines, as more shares would be required to satisfy the earnout obligation. The possibility of future substantial issuances of our Common Stock in connection with the earnout may also create downward pressure on our stock price. In addition, the earnout obligation could incentivize management to focus on achieving the specific EBITDA targets at the expense of other strategic initiatives or long-term value creation.

We have expressed substantial doubt about our ability to continue as a going concern.

Management has determined that there is substantial doubt about our ability to continue as a going concern for a period of one year following the issuance of this report. This determination was based on conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, including the probability that significant changes to our anticipated level of operations, due to factors that are within or outside of our control, would cause our available cash as of the date of this filing to not be sufficient to fund our anticipated level of operations for the next 12 months. Our future consolidated financial statements may include a similar qualification about our ability to continue as a going concern. Our year-end and interim consolidated financial statements were prepared assuming that it will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our consolidated financial statements for the year ended March 31, 2025 expressed an opinion that we had a working capital deficit of $1,030,775 as the year end and have incurred losses and not yet generated significant revenue from our operations and that we will require additional funds to maintain our operations. Our current cash level raises substantial doubt about our ability to continue as a going concern past the quarter ending on June 30, 2025. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and may need to cease operations which means that our shareholders will lose their entire investment.

Our business requires a substantial investment of capital, and we have limited working capital and limited access to financing;

The promotion and marketing of our products and services, along with the continued development and enhancement of our adapti.io software platform, require significant capital. Following the closing of our acquisition of the Ballengee Group, we also require substantial additional capital to operate and grow the sports agency business. Our cash requirements are expected to exceed the level of cash generated by operations for the foreseeable future, and we may have limited working capital. Capital available for growth initiatives will be reduced to the extent we must use funds budgeted for investment to fund day-to-day operations. Sustained reductions in investment could materially and adversely affect future operating results and cash flows. In addition, a significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our operations, particularly in the baseball agency business, where contract cycles and commission payments may occur months or years after player representation efforts begin. This timing gap requires us to fund a significant portion of our capital needs from operating cash flow and other financing sources.

Our ability to obtain additional financing on satisfactory terms may be limited. For equity financing, our ability to raise capital depends on general market conditions and investor demand for our securities. We may be unable to raise capital through equity offerings, and any such financing could cause substantial dilution to our existing stockholders. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of our common stock. If adequate financing is not available at all or is unavailable on acceptable terms, we may be unable to fund expansion, sustain operations, pursue acquisitions, develop or enhance products and services, or respond effectively to competitive pressures. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations, liquidity, and prospects.

Risks Related to Technology

Use of Artificial Intelligence in adapti.io Presents Operational, Legal, Ethical, and Competitive Risks.

We are developing our adapti.io platform to incorporates artificial intelligence and machine learning technologies to provide certain features and functionality. The development, training, and operation of AI models depend on the quality, accuracy, and representativeness of the data used. Inaccurate, incomplete, or biased data sets may result in flawed outputs, which could reduce the effectiveness of our services, lead to incorrect conclusions or recommendations, and harm our reputation.

The use of AI presents emerging legal and regulatory risks. Governments in the United States, the European Union, and other jurisdictions are considering or have enacted legislation regulating the development and use of artificial intelligence. These evolving laws and regulations could impose additional compliance obligations, increase costs, restrict certain applications, or potentially subject us to fines, penalties, or other liabilities.

Artificial intelligence technologies are rapidly evolving, and competitors, including those with greater resources, may develop more advanced tools or features. Our ability to maintain a competitive advantage depends on our ongoing investment in research and development related to our Adapti.io tool, access to high-quality training data, and protection of our intellectual property. Additionally, some aspects of Adapti.io may not be eligible for copyright protection, and we may face claims from third parties alleging that our platform infringes on their rights.

Cybersecurity Breaches, Data Loss, or System Failures Could Disrupt adapti.io’s Operations, Compromise Sensitive Information, and Harm Our Reputation.

Our adapti.io platform relies on the secure collection, storage, processing, and transmission of proprietary, confidential, and personal data. We face cybersecurity risks, including malware, ransomware, denial-of-service attacks, phishing, supply chain attacks, and other unauthorized attempts to gain access to our systems or data. Cyberattacks are becoming increasingly sophisticated and may be conducted by well-funded state-sponsored actors, organized crime groups, or other threat actors.

A successful breach of our systems, or those of our third-party service providers, could result in the theft, destruction, loss, unauthorized disclosure, or alteration of proprietary or confidential information, including personal data of clients, users, and employees. Such an event could disrupt the operation of adapti.io, result in legal and regulatory liability, damage our reputation, lead to a loss of clients or business opportunities, and require significant resources to investigate and remediate.

We also rely on third-party hosting and cloud service providers to operate adapti.io. Outages, vulnerabilities, or security incidents at these providers could likewise result in downtime, data loss, or compromise. While we have implemented security measures designed to protect our systems and data, these measures may be inadequate or may become outdated as threats evolve. Our insurance coverage may be insufficient to compensate for any losses resulting from a cybersecurity incident. Any significant disruption or security breach could materially and adversely affect our business, financial condition, and results of operations.

Risk Related to Ownership of our Securities and Government Regulation

Concentration of Ownership Following the Ballengee Group Acquisition Gives Certain Stockholders the Ability to Control or Significantly Influence Corporate Decisions.

Following the completion of the Ballengee Group acquisition, the former principals of Ballengee Group own in excess of 80% of our outstanding Common Stock, giving them the ability to control or significantly influence the election of directors, approval of significant corporate transactions, and other matters requiring stockholder approval. This concentration of ownership may delay, deter, or prevent a change in control of our Company, even if such a change of control would benefit our other stockholders, and could limit your ability to influence corporate matters.

In addition, this level of ownership concentration could discourage potential acquirers from making an offer to purchase our Company, may result in the approval of actions that other stockholders do not view as beneficial, and could adversely affect the market price of our common stock if investors perceive the ownership concentration as limiting the value or liquidity of their shares.

Our authorized capital structure allows for the issuance of a substantial number of additional shares, which could result in significant dilution to existing stockholders.

Our articles of incorporation, as amended, authorizes the issuance of up to 40,000,000,000 shares of Common Stock and 20,000,000 shares of “blank check” preferred stock. The preferred stock may be issued in one or more series, with such rights, preferences, privileges, and restrictions (including voting, dividend, conversion, redemption, and liquidation rights) as may be determined by our board of directors without further stockholder approval. As of August 1, 2025, we had 8,039,259 shares of Common Stock outstanding and no preferred stock outstanding. In addition, we had approximately $277,967 in outstanding convertible promissory notes and $217,096 in outstanding related party notes payable, which are convertible, including accrued interest, into approximately 160,735 shares of Common Stock as of that date.

In addition, pursuant to our acquisition of the Ballengee Group, we are obligated to issue shares of Common Stock up to a maximum of $20,000,000 in value as part of potential earnout consideration if certain EBITDA performance targets are achieved by the Ballengee Group. The number of shares to be issued will be based on the then-current volume weighted average trading price of our Common Stock for the ten (10) day period immediately preceding the end of each calendar year. A decline in our stock price during the earnout measurement periods could result in the issuance of a significantly greater number of shares, increasing dilution to our existing stockholders.

Because our board of directors has broad authority to issue additional common stock, preferred stock, or securities convertible into or exercisable for such shares without further stockholder action (except as may be required by applicable law or the rules of any securities exchange on which our securities may be listed), any such issuances could dilute the ownership interests of existing stockholders, adversely affect the trading price of our Common Stock, and, in the case of preferred stock, grant rights superior to those of the holders of our Common Stock.

It is likely that we will need to issue a large number of additional securities to raise capital in order to further our business plans. It is also likely that we will issue a large number of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services. These issuances would dilute the percentage ownership interest of our current shareholders, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock.

The market for our common stock has historically been illiquid and our investors may be unable to sell their shares.

Our Common Stock has historically traded with limited volume on the pink tier of the OTC Markets. Accordingly, although there is a public market for our Common Stock, it still is, and has, historically been relatively illiquid compared to that of a seasoned issuer. Prior to making an investment in our securities, you should consider the historically limited market for our Common Stock. No assurances can be given that the trading volume of our Common Stock will increase or remain the same.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if the market price of our Common Stock appreciates.

Our operations are subject to federal, state and local laws, statutes, rules, regulations, policies, and procedures in the United States, which are subject to change at any time, governing matters such as our representation of professional baseball players, licensing laws for athlete agents, and compliance with cybersecurity laws.

Noncompliance with these laws could subject us to complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, reputational harm, and other collateral consequences. Multiple or repeated failures by us to comply with these laws and regulations could result in increased fines or proceedings against us, including suspension or revocation proceedings relating to licenses we are required to maintain to conduct the business of Ballengee Group. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition. There can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding. In addition, the promulgation of new laws, rules, and regulations could restrict or unfavorably impact our business, which could decrease demand for our services, reduce revenue, increase costs, or subject us to additional liabilities.

We may have direct and indirect interactions with government agencies and state affiliated entities in the ordinary course of operating the Ballengee Group business. In the event that we fail to comply with the regulations of a particular jurisdiction, whether through our acts or omissions or those of third parties, it may have an adverse effect on our business, financial condition, and results of operations.

We may be unable to comply with our reporting and other requirements under federal securities laws.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the United States Securities and Exchange Commission, or SEC, and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, would be expected to materially increase the Company’s legal and financial compliance costs and make some activities more time-consuming and more burdensome. Presently we qualify as a non-accelerated filer. Accordingly, we are exempt from the requirements of Section 404(b) and our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of such internal controls. In the event that we become an accelerated filer, we will be required to expend substantial capital in connection with compliance.

We do not have effective internal controls over our financial reporting.

Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. If we cannot provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our SEC reports, our operating results and the trading price of our common stock could suffer materially, and we may become subject to litigation.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and will divert time and attention away from revenue generating activities.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team invests significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from developing our business to compliance activities which could have an adverse effect on our business.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

1.	On July 14, 2025, the Company entered into an amended and restated membership interest purchase agreement (the “Purchase Agreement”) with BSG Holdings, LLC and JBAH Holdings, LLC (“Sellers”), pursuant to which the Company acquired, from the Sellers, 100% of the outstanding membership interests (“Membership Interests”) of Ballengee Group, LLC, a Texas-based sports agency. Pursuant to the Purchase Agreement, as consideration for the acquisition of the Membership Interests, the Sellers received: (i) an aggregate of 6,500,000 shares of the Company’s Common Stock valued at $20,000,000, based on the volume-weighted average price per share of the Common Stock for the ten trading days prior to July 14, 2025, (ii) a participating promissory note in the aggregate principal amount of $7,500,000 (the “Participating Note”), and (iii) the right to receive future earnout consideration of up to $20,000,000, to paid over a four (4) year period on the achievement of certain milestones by Ballengee as a stand-alone entity post-acquisition (the “Earnout Consideration”. The transaction closed on July 14, 2025. The Participating Note matures on June 30, 2030, has an interest rate of five percent (5%) per annum, and receives mandatory payments (i) in the event the Company completes an offering of securities resulting in gross proceeds of at least $250,000 and (ii) from free cash flow generated by Ballengee as a standalone entity. The Earnout Consideration is payable in shares of Common Stock of the Company based on Ballengee meeting certain EBITDA as a stand-alone entity.

2.	In connection with her new employment agreement, on August 14, 2025, we issued Ms. Brassington a non-qualified stock option grant to purchase up to 120,000 shares of Common Stock at a price per share of $3.08 .. The option has a term of 10 years from issuance, and vests in four (4) equal annual installments over a four (4) year period, with such first vesting event occurring on the one (1) year anniversary of the grant date.

3.	On August 14, 2025, we issued Ms. Brassington, our principal accounting officer and interim chief financial officer, a subordinated convertible promissory note in principal of $184,800. The note has a maturity date of three (3) years from issuance, accrues interest at the rate of 5% per annum, and is payable in full at maturity The note is also convertible into Common Stock at the holder’s election at any time at a conversion price of $3.08 per share. Additionally, at maturity, the Company has the right to require holder to convert the note into shares of Common Stock at a conversion price of $3.08 per share.

4.	On August 14, 2025, we issued Jeff Campbell, our executive chairman, a subordinated convertible promissory note in principal of $492,800. The note has a maturity date of three (3) years from issuance, accrues interest at the rate of 5% per annum, and is payable in full at maturity. The note is also convertible into Common Stock at the holder’s election at any time at a conversion price of $3.08 per share. Additionally, at maturity, the Company has the right to require holder to convert the note into shares of Common Stock at a conversion price of $3.08 per share.

5.	On August 14, 2025, we issued Adam Nicosia, our chief executive officer, a subordinated convertible promissory note in principal of $1,478,400. The note has a maturity date of three (3) years from issuance, accrues interest at the rate of 5% per annum, and is payable in full at maturity. The note is also convertible into Common Stock at the holder’s election at any time at a conversion price of $3.08 per share. Additionally, at maturity, the Company has the right to require holder to convert the note into shares of Common Stock at a conversion price of $3.08 per share.

6.	On April 28, 2025, we issued a convertible promissory note to an investor in principal of $200,000 plus a 10% financing fee against payment therefore. The note matures 12 months from issuance and is payable at maturity. The note has an interest rate of 10% per annum and contains an additional bridge fee or exit fee of 10% of the initial principal at repayment or conversion. At any time prior to maturity, the note is convertible into Common Stock at the holder’s election at a conversion price per share of $3.08.

The offers, sales and issuances of the securities described above were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder as transactions not involving a public offering. The recipients represented that they were acquiring the securities for investment purposes only and not with a view to or for resale in connection with any distribution thereof, and appropriate legends were affixed to the securities, where applicable. Each recipient was an “accredited investor” as defined in Rule 501(a) of Regulation D and had access to information about the Company necessary to evaluate the investment.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Employment Agreement and Related Contracts with Marilu Brassington

On August 14, 2025, we entered into a new employment agreement with Marilu Brassington, our current interim Chief Financial Officer (the “Brassington Employment Agreement”). Ms. Brassington was previously serving as our interim Chief Financial Officer without a written employment agreement. Pursuant to the Brassington Employment Agreement, Ms. Brassington will serve as the Company’s chief accounting officer and interim chief financial officer.

Pursuant to the Brassington Employment Agreement, Ms. Brassington receives an annual base salary of $180,000. On each monthly anniversary of the Brassington Employment Agreement, the Company will pay half of her monthly base salary in Common Stock, valued at the closing price of the Comon Stock on such applicable date.

We also agreed to issue Ms. Brassington a non-qualified stock option grant to purchase up to 120,000 shares of Common Stock at a price per share of $3.08 (the “Option”). The Option was issued on August 14, 2025, has a term of 10 years from issuance, and vests in four (4) equal annual installments over a four (4) year period, with such first vesting event occurring on the one (1) year anniversary of the grant date.

Ms. Brassington also entered into the Company’s standard confidential information and invention assignment agreement governing the ownership of any inventions and confidential information.

The foregoing summary of certain terms of the Brassington Employment Agreement and Option are qualified in their entirety by the terms of the Brassington Employment Agreement and Option, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.7 and 10.8.

Subordinated Convertible Promissory Notes Issued to our CFO, Executive Chairman and CEO

On August 14, 2025, we issued subordinated convertible promissory notes to Marilu Brassington, our interim CFO, in the principal amount of $184,800 (“Brassington Note”), Jeff Campbell, our executive chairman, in the principal amount of $492,800 (“Campell Note”) and Adam Nicosia, our CEO, in the principal amount of $1,478,400 (the “Nicosia Note”). The Brassington Note, Campbell Note and Nicosia Note (collectively, the “Notes”) have a maturity date of three (3) years from issuance, accrue interest at the rate of 5% per annum, and are payable by the Company in full at maturity. The Notes are also convertible into Common Stock of the Company at the holder’s election at any time at a conversion price of $3.08 per share. Additionally, at maturity, the Company has the right to require holder to convert the Note(s) into shares of Common Stock at a conversion price of $3.08 per share.

The foregoing summaries of certain terms of the Notes are qualified in their entirety by the terms of the Notes, a copy of which is attached hereto to this Quarterly Report on Form 10Q as Exhibit 10.9.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1*	Articles of Incorporation, as amended.
3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10, filed with the SEC on February 12, 2025).
10.1	Form of Amended and Restated Membership Interest Purchase Agreement dated July 14, 2025 among the Company, BSG Holdings, Inc. and JBAH Holdings, Inc. for the acquisition of Ballengee Group, LLC (incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.2	Form of Participating Note dated July 14, 2025 issued in connection with the Ballengee Group, LLC acquisition (incorporated by reference to Exhibit 10.02 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.3	Form of Lock-Up Agreement entered into in connection with the Ballengee Group, LLC acquisition (incorporated by reference to Exhibit 10.03 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.4	Form of Promissory Note entered into by and between Campbell Trust (Jeff Campbell) and the Company dated September 25, 2024 (incorporated by reference to Exhibit 10.05 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.5	Form of Promissory Note entered into by and between Campbell Trust (Jeff Campbell) and Ballengee Group, LLC dated June 2, 2025 (incorporated by reference to Exhibit 10.06 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025)
10.6	Form of Consulting Agreement with Jeff Campbell to serve as Executive Chairman, dated June 30, 2025 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-K, filed with the SEC on July 3, 2025).
10.7*+	Form of Employment Agreement with Marilu Brassington dated August 14, 2025
10.8*+	Form of Option issued to Marilu Brassington
10.9*+	Form of Subordinated Convertible Promissory Note issued to Marilu Brassington, Jeff Campbell, and Adam Nicosia
10.10*	Form of Convertible Promissory Note issued to investors.
31.1 & 31.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.
32.1 & 32.2**	Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

* Filed herewith

** Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2025

Adapti, Inc.

By:	/s/ Adam Nicosia
Adam Nicosia
Title:	Chief Executive Officer

