Form 10-Q
period 2025-09-30
Adapti, Inc.
filed 2025-11-19
CIK 1420924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2025

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

The number of shares of common stock ($0.001 par value) outstanding as of November 19, 2025 was 8,039,259.

Adapti, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adapti, Inc.

Condensed Balance Sheets

	September 30,	March 31,
	2025	2025
ASSETS
Current Assets:
Cash	$1,540,411	$572
Accounts receivable	59,766	640
Prepaid expenses	11,432	-
Contracts receivable- current	3,432,685	-
ROU Current Asset	300,000	-
Total Current Assets	5,344,294	1,212

Fixed assets, net	-	-
Contracts receivable- long term	3,425,000	-
ROU Asset - long term	742,464	-
Value of future contracts	19,180,000	-
Intangible asset - brand name	5,956,401	-
Total Long Term Assets	$29,303,866	$-

TOTAL ASSETS	$34,648,159	$1,212

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$1,335,810	$525,618
Convertible notes payable, accrued interest	284,520	52,745
Related party convertible notes payable, accrued interest	405,029	211,113
Related party notes payable, accrued interest	513,704	242,511
Commissions payable, current	2,341,989	-
Due to related party	583,024	-
Line of credit	361,272	-
Operating lease liability, current	300,000	-
Total Current Liabilities	6,125,348	1,031,987

Related party convertible notes payable, long term	2,169,881	-
Related party convertible note Payable, long term	7,580,137	-
Commissions payable, long term	1,871,586	-
Operating lease liability, long term	742,464	-
EIDL Loans	87,900	7,000
Total Long - Term Liabilities	12,451,968	7,000

Total Liabilities	18,577,316	1,038,987

Stockholders’ Equity (Deficit):
Preferred Stock, par value $0.001, authorized 20,000,000 issued zero at September 30, 2025 and March 31, 2025, respectively	-	-
Common stock, $0.001 par value, authorized 40,000,000,000, 8,039,259 and 1,532,388 shares outstanding at September 30, 2025 and March 31, 2025, respectively	8,039	1,532
Additional paid-in capital	28,466,580	8,473,086
Accumulated deficit	(12,403,776)	(9,512,394)
Total Stockholders’ Equity (Deficit)	16,070,843	(1,037,775)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$34,648,159	$1,212

See accompanying notes to the condensed financial statements.

Adapti, Inc.

Condensed Statements of Operations

	Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$2,131,437	$2,030	$2,132,101	$2,978
Cost of revenue	1,333,525	-	1,333,525	-
Gross Profit	797,912	2,030	798,576	2,978

Operating Expenses
General and administrative	$590,744	$4,390	$637,994	$50,480
Professional fees	2,620,086	138,955	2,851,793	362,923
Total Operating Expenses	3,210,830	143,345	3,489,787	413,403

Loss from operations	(2,412,918)	(141,315)	(2,691,211)	(410,425)

Other Expense
Interest expense	$(183,400)	$(10,727)	$(200,171)	$(20,450)
Net Other Expense	(183,400)	(10,727)	(200,171)	(20,450)

Net Loss	$(2,596,318)	$(152,042)	$(2,891,382)	$(430,875)

Net Loss Per Common Share: Basic and Diluted	$(0.28)	$(0.10)	$(0.538)	$(0.288)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,169,694	1,493,972	5,371,908	1,493,972

See accompanying notes to the condensed financial statements.

Adapti, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

For the Three and Six Months ended September 30, 2025 and 2024

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - March 31, 2024 - Audited	1,483,555	$1,484	$8,060,004	$(8,552,249)	$(490,760)

Common shares issued for stock compensation	10,417	10	95,823	-	95,834
Net loss	-	-	-	(278,833)	(278,833)

Balance - June 30, 2024	1,493,972	$1,494	$8,155,827	$(8,831,082)	$(673,759)

Common shares issued for stock compensation	-	-	-	-	-
Net loss	-	-	-	(152,042)	(152,042)

Balance - September 30, 2024	1,493,972	$1,494	$8,155,827	$(8,983,124)	$(825,801)

Balance - March 31, 2024 - Audited	1,483,555	$1,484	$8,060,004	$(8,552,249)	$(490,760)

Common shares issued for stock compensation	10,417	10	95,823	-	95,834
Net loss	-	-	-	(430,875)	(430,875)

Balance - September 30, 2024	1,493,972	$1,494	$8,155,827	$(8,983,124)	$(825,801)

Balance - March 31, 2025 Audited	1,532,388	$1,532	$8,473,086	$(9,512,394)	$(1,037,775)

Adjustment	6,871	7	(7)	-	-
Net loss	-	-	-	(295,066)	(295,066)

Balance - June 30, 2025	1,539,259	$1,539	$8,473,079	$(9,807,460)	$(1,332,841)

Common shares issued for acquisition	6,500,000	6,500	19,993,500	-	20,000,000
Net loss	-	-	-	(2,596,318)	(2,596,318)

Balance - September 30, 2025	8,039,259	$8,039	$28,466,580	$(12,403,776)	$16,070,843

Balance - March 31, 2025 Audited	1,532,388	$1,532	$8,473,086	$(9,512,394)	$(1,037,775)

Adjustment	6,871	7	(7)	-	-
Common shares issued for acquisition	6,500,000	6,500	19,993,500	-	20,000,000
Net loss	-	-	-	(2,891,382)	(2,891,382)

Balance - September 30, 2025	8,039,259	$8,039	$28,466,580	$(12,403,776)	$16,070,843

See accompanying notes to the condensed financial statements.

Adapti, Inc.

Condensed Statements of Cash Flows

	For the six months ended
	September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(2,891,382)	$(430,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	-	95,832
Accounts receivable	24	997
Prepaid Expenses	5,716	-
Contracts receivable	1,657,420	-
Accrued interest	112,710	20,450
Commissions payable	(279,182)	-
Accounts payable and accrued liabilities	791,243	145,625
Net Cash Provided by (used in) Operating Activities	(603,450)	(167,970)

INVESTING ACTIVITIES:

Proceeds from related party notes payable	150,000	-
Advances Jorgan Development	107,000	-
Net Cash Used in Investing Activities	257,000	-

FINANCING ACTIVITIES:

Net cash (payments) proceeds line of credit	(150,000)	-
Issuance of related party convertible notes payable	2,156,000	-
Net contributions from BSG	(319,711)	-
Proceeds/Issuance of/from notes payable	200,000	203,431
Net Cash Provided by Financing Activities	1,886,289	203,431

Net decrease in cash	1,539,839	35,461
Cash, beginning of period	572	702
Cash, end of period	$1,540,411	36,163

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Issuance of convertible Notes Payable	$150,000	$100,000
Issuance of note payable	$7,700,000	$103,431

See accompanying notes to the condensed financial statements.

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Adapti, Inc. (the “Company”) was incorporated in the State of Nevada on January 11, 2007. After undergoing several name changes, the Company changed its name to Adapti, Inc. on April 15, 2025, to reflect a strategic shift in focus away from health and beauty product sales and toward a technology-driven company operating in the sports management, marketing, and athlete representation industries.

On July 14, 2025, the Company completed the acquisition of The Ballengee Group, LLC (Ballengee”), a sports management agency representing approximately 200 professional athletes, 40 of which play Major League baseball. Ballengee primarily markets through a boots-on-ground model, with a team of five scouts covering the high school and collegiate athlete markets across the southern United States and Sunbelt region.

The Company is currently developing its technology platform, AdaptAI. AdaptAI, is a proprietary AI-driven tool designed to identify optimal alignment between brands and social media influencers. The platform, when completed, will create a data fingerprint for each athlete or brand, enabling precise matching with influencers whose audience and engagement metrics are best suited for targeted marketing campaigns. AdaptAI is being designed to continually analyze proprietary data for each specific marketing campaign along with public data sources as additional feedback to inform ongoing promotion. This strategic alignment is intended to maximize exposure and sponsorship value for its influencer and athlete clients, while maximizing response rates for partner brands. The AdaptAI tool is currently in the beta stage of development. We anticipate launching AdaptAI by December 31, 2026, subject to the Company securing sufficient funding.

With its recent acquisition of Ballengee Group, the Company is focused on integrating the operations of the Ballengee Group and with the Company.

While AdaptAI is currently being developed exclusively for brand and influencer matching, the Company plans to eventually expand AdaptAI’s capabilities to support automated content creation and enable end-to-end generative content workflows for social media publishing and campaign execution. The Company believes that these future capabilities will assist in streamlining the production and distribution of high-performing digital content across client campaigns.

The Company has ceased its efforts to market or sell health and beauty products, including the Dermacia brand, and subject to potential sales for retained inventory through its channels, will no longer be generating revenue from those lines. Future revenues are expected to be derived primarily from athlete representation fees, sponsorships, and platform-enabled brand integrations, utilizing the AdaptAI platform, when it is completed and operational.

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2025, the Company has incurred losses totaling $12,403,776 (as of March 31, 2025 - $9,512,394) since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of September 30, 2025, the Company had a working capital deficit of $781,054 (as of March 31, 2025 - $1,030,775) and incurred a loss for the period ended September 30, 2025 of $2,891,382 (as of March 31, 2025 - $430,875). The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and our ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through c the offer and sale of debt and equity securities and to a lesser extent, cash from operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. ACQUISISTIONS

The Company accounts for all business combinations in accordance with Financial Accounting Standards Board(“FASB”) ASC 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, may be made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period would be recorded as income. Results of operations of the acquired entity are included in the Company’s results from operations from the date of the acquisition onward and include amortization expense arising from acquired assets. The Company expenses all costs as incurred related to an acquisition in the condensed consolidated statements of operations.

Ballengee Group

Amended and Restated Membership Interest Purchase Agreement

On July 14, 2025, the Company entered into an amended and restated membership interest purchase agreement (the “Purchase Agreement”) with BSG Holdings, LLC and JBAH Holdings, LLC (“Sellers”), pursuant to which the Company acquired, from the Sellers, 100% of the outstanding membership interests (“Membership Interests”) of Ballengee. The acquisition of the Membership Interests closed on July 14, 2025 (the “Closing Date”).

Pursuant to the Purchase Agreement, as consideration for the acquisition of the Membership Interest, the Company is required to pay the Sellers, pro rata, the following aggregate consideration (collectively, the “Consideration”): (i) 6,500,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) valued at $20,000,000, based on the volume-weighted average price per share of the common stock for the ten trading days prior to closing (the “Stock Consideration”), (ii) a participating promissory note having a principal amount of $7,500,000 (the “Note(s)”), and (iii) up to $20,000,000 in earnout consideration to paid over a four (4) year period on the achievement of certain milestones by Ballengee post-acquisition (the “Earnout Consideration”).

Participating Notes

The Notes were issued on the Closing Date and have: (i) a maturity date of September 30, 2030, and (ii) an interest rate of five percent (5%) per annum. Prior to the maturity date, the Company is required to make mandatory payments on the Notes: (i) in the event the Company completes an offering of its securities resulting in gross proceeds of at least $250,000, and (ii) from free cash flow generated by Ballengee, as a standalone entity.

Earnout Consideration

The Earnout Consideration is payable in common stock over a four (4) year period beginning on January 1, 2025 and ending on December 31, 2028 (each year, an “Earnout Year”). For each Earnout Year, based on Ballengee’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), the Sellers will receive the following aggregate consideration: (i) no Earnout Consideration will be earned if EBITDA is less than $2,000,000, (ii) Earnout Consideration will equal EBITDA for EBITDA between $2,000,000 and $5,000,000, and (iii) Earnout Consideration will be $5,000,000 for EBITDA of $5,000,000 or more. The valuation of the Earnout Consideration Common Stock will be valued using the volume weighted average closing price of the Common Stock for the ten (10) trading days immediately prior to December 31 of each applicable Earnout Year.

Ballengee continued its operations uninterrupted during closing and retained certain key employees. The Purchase Agreement included customary representations, warranties and covenants of the parties.

The Company has combined the acquisition effective June 30, 2025 to simplify the accounting under ASC 805 purchase accounting as it pertains to the acquisition of the Ballengee.

The following table summarizes the provisional unaudited purchase price allocations relating to the Ballengee acquisition:

Preliminary
Purchase Price
Allocation
Cash	$349,353
Total assets	9,704,256
Liabilities	(7,690,010)
Net assets acquired	$2,363,599

Preliminary
Purchase Price
Allocation
Cash	$349,353
Total assets	9,704,256
Present value of contract receivables	19,180,000
Intangible asset- brand value	5,956,401
Liabilities	(7,690,010)
Net	$27,500,000

The purchase price for the acquisition was allocated to the fair value of the assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date. The Company’s share price for commons stock was quoted at $3.00 per share at closing dating which represents a 19,500,000 of total common stock issued at acquisition date for 6,500,000 common shares. In addition, the company issued a $7,500,000 promissory note. The remaining amount of consideration ($500,000) was allocated to paid in capital. This represented a total consideration at acquisition date of $27,500,000.

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved if the Ballengee acquisition had occurred on June 30, 2025. The unaudited supplemental pro forma financial information was calculated by combining the Company’s results with the stand-alone results of Ballengee for the identified periods, which were adjusted for certain transactions and other costs that would have occurred during this pre-acquisition period.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

All figures are in U.S. Dollars. The Company’s fiscal year ends on March 31. Any reference to the period ended September 30, 2025 relates to the three months ended on such date. Any reference to a period ended March 31, 2025 relates to the fiscal year ended on such date.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash on hand of $1,540,411 as of September 30, 2025 and $572 as of March 31, 2025. The Company had no cash equivalents as of September 30, 2025 or March 31, 2025.

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

The Company also recognizes Major League Baseball (“MLB”) Player Contract Commissions (arbitration revenues) – Ballengee negotiates single-year and multi-year MLB contracts for its represented athletes. Ballengee, as a subsidiary of the Company, earns a commission on all salaries, incentives, and bonuses stipulated in the contract. The MLB contracts negotiated by Ballengee are for guaranteed contracts only. The terms of the contracts signed between the Company and its represented athletes state that the athlete owes the Company its commission whether the athlete remains Ballengee’s client throughout the term of the contract or terminates their relationship with Ballengee to pursue alternative representation. Ballengee’s only performance obligation is to successfully negotiate the athlete’s contract. All minor league and major league baseball contracts are reviewed, approved and signed by the Commissioner of Baseball to ensure compliance with league rules. The MLB contract is not in effect until it is signed by the Commissioner of Baseball. A copy of the contract is sent to the Major League Baseball Players Association (MLBPA). As Ballengee has an unconditional right to consideration, the Company, as the parent corporation of Ballengee, recognizes all commissions on all current and future year salaries the player will earn throughout their contract at the point in time the contract is signed into effect.

From time to time, Ballengee will negotiate performance and award bonuses. Ballengee will recognize the revenues on those bonuses when the performance targets are achieved or they are awarded as the payments for those bonuses are guaranteed by the club and approved contractually by the MLB.

For each contract approved by the Commissioner of Baseball, for both major league and minor league contracts, the player enter into life insurance that covers a majority of the players’ salary. If a tragic event occurs the life insurance proceeds will be paid to the Club and in certain circumstances a portion to MLB.

MLB Player Marketing Commissions (marketing revenues) – Ballengee negotiates and secures marketing activities (personal appearances, exhibitions/clinics, books, films, media opportunities, etc.) for its represented athletes. Ballengee earns a commission on all athlete earnings from marketing activities. The terms of the contracts signed between Ballengee and its represented athletes state that the athlete owes Ballengee its commission on marketing activities negotiated by the Company whether the athlete remains the Ballengee’s client throughout the term of the marketing contract or terminates their relationship with Ballengee to pursue alternative representation. Ballengee’s only performance obligation is to successfully negotiate a marketing contract. As the Company has an unconditional right to consideration, the Company, pursuant to its consolidation with Ballengee recognizes all commissions on all current and future year earnings from marketing activities at the point in time the contract is signed into effect. Generally, marketing contracts are short-term in nature.

For some marketing contracts it is industry standard that the player receives the full benefit for certain types of marketing activities, specifically, for personal appearances, signing baseball cards, exhibitions and clinics. The Company recognizes these events as gross revenues as they are the primary obligor in determining the pricing and timing of the event.

For marketing contracts, Ballengee exercises control over the marketing activities prior to their delivery to the player:

1.	Responsibility and Oversight: Ballengee is responsible for the strategy, approval, and execution of the marketing campaigns. It selects and manages vendors and ensures that deliverables meet contractual objectives.

2.	Control of the Service: Ballengee determines the design, content, and timing of marketing efforts, demonstrating control before transfer.

3.	Pricing and Contracting: Ballengee negotiates pricing with customers and vendors separately, retaining discretion in allocation and budgetary expenses for the event.

4.	Fulfillment Risk: If third-party vendors fail to perform, Ballengee remains responsible for performance, indicating fulfillment risk.

Ballengee’s performance obligation is to provide an integrated marketing service rather than simply arranging for another party to do so. Accordingly, Ballengee controls the specified service before transfer to the customer, further supporting reporting marketing revenues gross.

Ballengee also represents a small group of players that play internationally in Japan. The terms of these contracts are similar to the MLB minor league and major league baseball. For their international players, the Company recognizes revenue in the same manner as their minor league and major league baseball contracts.

Disaggregation of Ballengee Revenue:

Ballengee disaggregates revenue based on the type of service and timing of revenue recognition. For the three months ended September 30, 2025, revenue was as follows:

Agent Commissions on MLB Contracts:	$2,020,591

Marketing Income	102,335

Total Ballengee revenue:	$2,122,926

In cost of revenues, Ballengee has recorded expenses related to marketing income of $70,749 for the three months ended September 30, 2025. The balance of expenses in cost of revenues pertains to client expenses in the amount of $73,363 for the three months ended September 30, 2025, respectively.

The Company also recognizes revenue (i) when they receive a purchase order from the Amazon online system (ii) each purchase order identifies the quantity and products to be purchased (iii) each purchase order has the price including discounts, (iv) there is no requirement for allocation as each sku has a separate price, and (v) the Company recognizes revenue when the customer receives the product from Amazon within a matter of days.

Major Customers and Concentration of Credit Risk

The foundation of the Company relies on the relationships that Ballengee’s agents have with current MLB players, including minor league players. During 2024, we had ten agents, of which five of those agents handled 90% of our Ballengee’s revenue and contracts. In 2023, we had ten agents handling 90% or more of our revenues and contracts. The value of the bull pen is also tied to our agent relationships with up-and-coming baseball players. Subsequent to March 31, 2025, we parted with one of our agents that had significant client relationships. We are currently evaluating the impact of this event on our business. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of operations and financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit of $250,000. The Company has not incurred any loss from this risk, nor does it expect it to. The Company’s revenues from product sales and accounts receivable have no material or significant concentration in anyone or a multitude of customers and all receivables are expected to be collected.

Accounts Receivable and Allowances

For Adapti, the Company does not currently maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of September 30, 2025 and March 31, 2025, the Company did not have an allowance for doubtful accounts.

For Ballengee, the Company’s trade accounts receivable are primarily derived from revenues earned on marketing agreements entered into by the athletes being represented and the commissions on the current year salary that athletes earn. At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. Historically, the Company has had no credit losses as the MLB minor league and major league contracts are guaranteed.

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segment, represented athletes, has remained constant since the Company’s inception. The allowance for credit losses for trade accounts receivable was $32,839 as of September 30, 2025. The Company felt that since all receivables were able to be collected, there was no need for an additional allowance in 2025 but kept the same allowance to be conservative.

When Ballengee negotiates athlete contracts and they are signed into effect by the Commissioner of Major League Baseball, Ballengee earns revenues on all current and future year salaries stipulated in the contract that will be paid to the athlete, which is guaranteed. Ballengee sends an invoice in August to remind the teams to pay the fees owed to players and the agents that work for Ballengee.

The Company recognizes the current portion of the contracts receivable to be collected in the next twelve months.

Equipment

Equipment is carried at cost, less accumulated depreciation. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of property and equipment are 3-7 years.

Routine maintenance and repairs are charged to operating expense, while the costs of improvements and replacements are capitalized. When an asset is retired or sold, its cost and related accumulated depreciation are removed from the accounts, and the difference between the net book value of the asset and proceeds from disposition is recognized as a gain or loss in the statement of operations.

Commissions payable

Commissions payable consist of the portion of commissions earned on current year athlete salaries that are due to the Ballengee’s agents. The Company records commissions payable to Ballengee agents, and the related commission expense, in the year that the salary will be paid to the athlete. Commissions are accrued at the time the player contracts are officially signed and approved by the MLB Commissioner. Agent commissions are guaranteed and are to be paid even if the agent leaves the agency, which is also industry standard.

The Company recognizes the current portion of the commissions payable in the next twelve months.

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

Income Taxes

Adapti accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Ballengee Group, LLC is organized as a limited liability company under the laws of Texas and is treated as a pass-through entity for U.S. federal and state income tax purposes. As a pass-through entity, Ballengee’s income, deductions, credits, and other tax attributes are generally passed through to its members, who report their respective shares of the Company’s taxable income or loss on their individual or corporate tax returns. Accordingly, Ballengee does not record a provision for federal or state income taxes in its financial statements, as income tax obligations are borne by the members.

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

Accounting for Tax Positions

For Adapti, we have identified the U.S. federal and California as our “major” tax jurisdictions. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized. For the periods ended September 30, 2025 and March 31, 2025, the Company recognized a full valuation allowance against the recorded deferred tax assets.

For Ballengee, we believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Ballengee follows the provisions of ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Under ASC 740, a tax position is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position will be sustained upon examination by tax authorities, based on the technical merits of the position. Recognized tax positions are measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. As a pass-through entity, the Company generally does not incur entity-level income tax liabilities. However, the Company evaluates any uncertain tax positions related to its operations, including those that may affect the members’ tax reporting or result in entity-level taxes in certain jurisdictions (e.g., state taxes, franchise taxes, or taxes in jurisdictions where pass-through status may not be fully recognized).

As of December 31, 2024, the Company has evaluated its tax positions and determined that there are no material uncertain tax positions requiring recognition or disclosure in the financial statements. The Company has not recorded any liabilities for unrecognized tax benefits, interest, or penalties related to uncertain tax positions.

Other Tax Considerations

The Company may be subject to certain state or local taxes, such as franchise taxes, gross receipts taxes, or other non-income-based taxes, which are recorded as operating expenses in the financial statements in accordance with ASC 720, Other Expenses.

For Ballengee, for the years ended December 31, 2024 and 2023, the Company incurred $256,801 and $214,935, respectively, in such taxes, which are included in administrative expenses. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of December 31, 2024 and 2023, the Company’s tax returns for the years 2021 to 2024 remain subject to examination by the relevant tax authorities. The Company is not currently under examination by any tax authority.

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

For the periods ended September 30, 2025 and March 31, 2025, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable. All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

On May 27, 2025, the Company received approval from FINRA for a number of corporate actions including a name change from Scepter Holdings, Inc. to Adapti, Inc., a 1-for-4,000 reverse stock split and a symbol change to ADTI. The name change was effective on such date and the reverse split took effect on May 28, 2025 and the symbol change took effect on June 25, 2025.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of September 30, 2025 and March 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses,” which requires the Company to disaggregate key expense categories such as employee compensation, depreciation and intangible asset amortization within its financial statements. ASU 2024-03 is effective for annuals periods beginning with the Company’s fiscal year 2027, and interim periods within the Company’s fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Notes to the Financial Statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts Receivable at September 30, 2025 and March 31, 2025 consist of the following:

	September 30, 2025	March 31, 2025

Beginning	$85,668	$-

Add: New Balances	404,424	-

Less: Payments	(397,487)	-

Accounts receivable	$92,605	$640

Less: Allowances	(32,839)	-

Net accounts receivable	$59,766	$640

For Adapti, accounts receivable balances are primarily made up of sales through the third-party vendor and paid within thirty days.

Ballengee’s trade accounts receivable is primarily derived from commissions earned on marketing agreements entered into by the athletes being represented and the commissions on the current year salary that athletes earn. The allowance for credit losses for trade accounts receivable was $32,839 as of September 30, 2025. The Company felt that since all receivables were able to be collected in 2025, there was no need for an additional allowance in 2025 but maintained the allowance from the prior year to be conservative.

NOTE 6 – PREPAID ASSET

The prepaid asset at September 30, 2025 and March 31, 2025 consists of the following:

	September 30, 2025	March 31, 2025

Prepaid asset	$11,432	$-

Ballengee has a prepaid asset made up of a prepaid invoice for cleaning services as of September 30, 2025. There were no prepaid assets as of March 31, 2025.

NOTE 7 – CONTRACTS RECEIVABLE

Contracts receivable at September 30, 2025 and March 31,2025 consists of the following:

	September 30, 2025	March 31, 2025

Beginning	$8,517,989	$-

Add: New Balances	2,024,510	-

Less: payments	(3,684,814)	-

Contracts receivable	$6,857,685	$-

Contracts receivable - current	3,432,685	-

Contracts receivable - long term	3,425,000	-

When Ballengee negotiates athlete contracts and they are signed into effect, the Company earns revenues on all current signed contracts as agent fees are guaranteed. Performance and award bonuses are recognized in the year that the bonuses are achieved. Contracts receivable represent all signed contracts that were executed for athletes still unpaid as the fees are paid by the teams on an annual basis. Contract receivable is split between the fees to be collected in the next twelve months and long-term contract receivable for fees to be paid past twelve months. The Company does not record a reserve or allowance for bad debts as all contracts for the MLB in the minors and the major leagues are guaranteed.

NOTE 8 – EQUIPMENT

Equipment at September 30, 2025 and March 31, 2025 consists of the following:

	September 30, 2025	March 31, 2025

Equipment	$12,687	$-
Less: accumulated depreciation	(12,687)	-
Equipment, net	-	-

Equipment is carried at cost, less accumulated depreciation. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of equipment are 3-7 years. These assets were fully depreciated as of September 30, 2025 and March 31, 2025, respectively.

NOTE 9 – RIGHT OF USE ASSET

Right of use asset as of September 30, 2025 and March 31,2025 consists of the following:

	September 30, 2025	March 31, 2025

Beginning Balance	$1,112,763	$-

Less: Rent Expense	(75,000)	-

Add: Amortization of interest	4,702	-

Ending Balance	$1,042,464	$-

On April 20, 2019, the Company entered into an operating lease with Bacchus Capital Trading, LLC (“Bacchus”), a related party under common management, for the use of corporate office space with terms of 120 months with monthly installments of $25,000. On December 31, 2019, Bacchus assigned its rights, liabilities, and obligations as landlord to White Claw Crude (“WCC”).

The terms of the lease agreement classify the lease as an operating lease in accordance with FASB ASC 842. As such, the Company has recorded a lease obligation as well as a lease asset equal to the present value of the future cash payments. In determining the discount rate for the calculation of future cash payments, the Company used the risk-free discount rate of 1.767%, which is the rate of a United States government bond as of the commencement date of the lease and for a term comparable to the lease terms.

During the three months ended September 30, 2025 and March 31, 2025, the Company paid WCC $75,000 and zero dollars of lease payments, respectively. As of September 30, 2025 and March 31,2025, $75,000 and zero dollars of these lease payments were included in accounts payable on the accompanying balance sheets.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2025 and March 31, 2025 consist of the following:

	September 30, 2025	March 31, 2025

Accounts payable	$693,635	$99,952

Accrued liabilities	642,176	425,666
	$1,335,810	$525,618

Accounts payable are made up primarily to payments due to various vendors and for rent at Ballengee. As part of the agreement, the rent owed by Ballengee will be paid in shares of Adapti’s common stock based on the current stock price.

Accrued liabilities are made up of the following as September 30, 2025 and March 31, 2025:

Accrued Liabilities	September 30, 2025	March 31, 2025

Management Fees	$510,000	$293,500
Legal Counsel	127,166	132,166
Other accrued liabilities	5,010	-
	$642,176	$425,666

The Company owes $510,000 in management fees.

The $127,166 owed to two of our attorneys that are no longer providing legal services to the Company are to be settled for common shares. The remaining legal fees will be paid in cash.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible Notes payable at September 30, 2025 and March 31, 2025 consist of the following:

	September 30, 2025	March 31, 2025

Note 1 Convertible notes payable	$50,000	$50,000
Note 2 Convertible note payable	$220,000	$-
Total convertible notes payable	270,000	50,000
Add: accrued interest	14,520	2,745
Total convertible notes payable	$284,520	$52,745

Convertible Notes Payable balances were $270,000 as of September 30, 2025 (including a $20,000 financing fee) and $50,000 as of March 31, 2025 plus accrued interest of $14,520 and $2,745 for a total convertible note payable balance of $284,520 and $52,745 as of September 30, 2025 and March 31, 2025, respectively.

On October 15, 2024, the Company entered into a convertible note payable with a vendor for cash advanced to the Company and bears a 10% interest rate, which matures on the one (1) year anniversary of the issuance date. The Note also contains a bridge / financing fee equal to 12% of the initial principal amount, which is payable at maturity or earlier prepayment, or payable in cash at conversion. This convertible note payable represents a balance of $50,000 for a total principal balance of $50,000 and $5,753 of accrued interest for a total note payable of $55,753 as of September 30, 2025 and $52,745 as of March 31, 2025 respectively.

This note is convertible into Common Stock of the Company at a price per share of $3.08. Additionally, the Company may force conversion in the event that (i) the closing price of the Company’s Common Stock is greater than $16.00 per share, (ii) the average daily volume for such 10 day period exceeds 10 million shares, and (iii) the shares will be free trading pursuant to Rule 144 or registered for resale upon conversion. During November 2025, in exchange for using the lender an aggregate of 5,000 shares of Common Stock, the maturity date of this note was extended until April 15, 2026.

On April 23, 2025, the Company entered into a convertible note payable with a vendor for cash advanced to the Company and bears a 10% interest rate and a 10% financing fee of the principal amount of the note. This convertible note payable represents a balance of $200,000 plus a 10% financing fee of $20,000 for a total principal balance of $220,000 and $8,767 of accrued interest for a total note payable of $228,767 as of September 30, 2025 and zero as of March 31, 2025 respectively. This note is convertible into Common Stock of the Company at a price per share of $3.08. Additionally, the Company may force conversion in the event that (i) the closing price of the Company’s Common Stock is greater than $20.00 per share, (ii) the average daily volume for such 10 day period exceeds 10 million shares, and (iii) the shares will be free trading pursuant to Rule 144 or registered for resale upon conversion.

NOTE 12 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

Related party convertible Notes payable at September 30, 2025 and March 31, 2025 consist of the following:

	September 30, 2025	March 31, 2025

Campbell Trust	$250,000	$100,000
Stuff International	100,000	100,000
Total related party convertible notes payable	350,000	200,000
Add: accrued interest	55,029	11,113
Total related convertible notes payable, accrued interest	$405,029	$211,113

On September 15, 2025, in exchange for $150,000, the Company entered into a 17.5% original issue discount senior convertible promissory note for a face value of $181,818. The Note has a maturity date of December 14, 2025, and begins to accrue interest at 20% per 90 day period, beginning on the maturity date, if not repaid or converted into common stock of the Company. The conversion price per share is equal to the lesser of (i) $3.08 and (ii) 70% of the closing price of the Common Stock on the date of conversion. The note was repaid in full for $181,818 on November 5, 2025.

On September 24, 2025, the Company entered into a convertible note payable with a vendor for cash advanced to the Company and bears a 10% interest rate, which matures on the one (1) year anniversary of the issuance date. This convertible note payable represents a balance of $112,197 for a total principal balance of $100,000 and $12,297 of accrued interest for a total note payable of $112,197 as of September 30, 2025 and $106,115 as of March 31, 2025 respectively. This note is convertible into Common Stock of the Company at a price per share of $3.08. Additionally, the Company may force conversion in the event that (i) the closing price of the Company’s Common Stock is greater than $16.00 per share, (ii) the average daily volume for such 10 day period exceeds 10 million shares, and (iii) the shares will be free trading pursuant to Rule 144 or registered for resale upon conversion. During November 2025, in exchange for using the lender an aggregate of 5,000 shares of Common Stock, the maturity date of this note was extended until September 25, 2026.

On October 24, 2024, the Company entered into a convertible note payable with a vendor for cash advanced to the Company and bears a 10% interest rate, which matures on the one (1) year anniversary of the issuance date. The Note also contains a bridge / financing fee equal to 12% of the initial principal amount, which is payable at maturity or earlier prepayment, or payable in cash at conversion. This convertible note payable represents a balance of $111,014 for a total principal balance of $100,000 and $11,014 of accrued interest for a total note payable of $111,014 as of September 30, 2025 and $104,107 as of March 31, 2025 respectively.

This note is convertible into Common Stock of the Company at a price per share of $3.08. Additionally, the Company may force conversion in the event that (i) the closing price of the Company’s Common Stock is greater than $16.00 per share, (ii) the average daily volume for such 10 day period exceeds 10 million shares, and (iii) the shares will be free trading pursuant to Rule 144 or registered for resale upon conversion. During November 2025, in exchange for using the lender an aggregate of 5,000 shares of Common Stock, the maturity date of this note was extended until October 25, 2025.

As a result there is one convertible note payable to Stuff International for $100,000. There are two convertible notes payable to Campbell Trust, the first for $100,000 and the second for $150,000 mentioned above.

As of September 30, 2025 and March 31, 2025, there was a total of three convertible notes payable outstanding to Stuff International and Campbell Trust representing a total related note payable balance of $405,029 and $211,113, respectively.

The CEO of Stuff International is also the CEO of the Company, Adam Nicosia. The trustee of Campbell Trust is also the executive chairman of the Company, Jeff Campbell. Please see the section of this Form 10-Q entitled “Risk Factors” for additional information.

NOTE 13 – RELATED PARTY NOTES PAYABLE

Related party notes payable at September 30, 2025 and March 31, 2025 consists of the following

	September 30, 2025	March 31, 2025

Campbell Note Payable	$250,000	$-
Stuff International	223,246	223,246
Total Related Party Notes Payable	473,445	223,246

Accrued Interest	40,459	19,267

Related Party Notes Payable	$513,704	$242,511

On June 2, 2025, Ballengee entered into a note payable for $250,000 bearing an interest rate of 12% for 90 days. As September 30, 2025, this note had accrued interest of $10,000.

The remaining related party note payable is from Stuff International and totals $223,246 plus accrued interest of $30,459 (as of September 30, 2025) and $19,267 (as of March 31, 2025) for a total balance of $253,704 and $242,511 as of March 31, 2025, respectively. This note payable bears a 10% interest rate.

There was another note to MGI which was settled as of March 31, 2025. Per the terms of this note, it was fully settled for common stock. The MGI note was fully converted for 29,6666 common stock in total settlement of note payable balance of $252,003 plus accrued interest of 32,795 for a total balance of $284,797 on March 31, 2025. This represented a 20% discounted share price at that time of $9.60 per share.

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

Market Group International is owned by Robert Van Boreum our ex – Chief Executive Officer and it holds 259,412 of our outstanding common stock as of September 30, 2025 and March 31, 2025, respectively.

The Stuff international Note payable represents a balance of $223,246 of principal and $30,459 accrued interest for a total note payable of $253,704 as of September 30, 2025. The Campbell Note payable represents a balance of $250,000 of principal and $10,000 accrued interest for a total note payable of $260,000 as of September 30, 2025. This note is not convertible into common shares of the Company. Adam Nicosia our current Chief Executive Officer owns Stuff International. He also owns Ecoscientific Labs that owns 475,000 shares of common stock as of September 30, 2025 and March 31, 2025, respectively. Please note the maturity date of this note was extended until December 31, 2025.

NOTE 14 – COMMISSION PAYABLE

The Company has a line of commissions payable at September 30, 2025 and March 31, 2025 consisting of the following:

	September 30, 2025	March 31, 2025

Commissions payable	$4,213,575	$-
Total commissions payable	$4,213,575	$-

Commissions payable - current	$2,341,989	$-
Commissions payable – long term	$1,871,586	$-

Commissions payable consist of the entire amount of commissions earned on executed contracts in the current year for athletes to the Ballengee’s agents. All commissions are expensed and booked as a payable in the year the contract is executed and offset as it is paid when amounts due under the contract are paid to Ballengee.

NOTE 15 – DUE TO RELATED PARTY

Amounts due to related parties at September 30, 2025 and March 31, 2025 consist of the following

	September 30, 2025	March 31, 2025
Edgeware Energy	135,000	-
Jorgan Development, LLC	$448,341	$-
Total due to related party	583,024	-
Accrued Interest	-	-
Total due to related party	$583,024	$-

Ballengee received operating loans from Jorgan Development, LLC (“Jorgan”), a Texas limited liability company owned by James H. Ballengee (“James”), a manager of Ballengee. The loans have no stated repayment terms and are zero- interest bearing. As of September 30, 2025, Ballengee owed a total of $448,341 to Jorgan.

In addition, James H Ballengee advanced $135,000 from his other company called Edgeware Energy which is also a Texas Limited liability company also owed by James H Ballengee. The loan also has no stated repayment are zero-interest bearing. As of September 30, 2025, the Company owed a total of $135,000 to Edgeware.

NOTE 16 –LINE OF CREDIT

The Company has a line of credit balance at September 30, 2025 and March 31, 2025 consisting of the following:

	September 30, 2025	March 31, 2025

Line of credit	$361,272	$-
Total Line of credit	$361,272	$-

On March 2, 2020, Ballengee entered into a line of credit consisting of a loan and security agreement as well as an accompanying promissory note for $1,500,000, which was initially due on May 31, 2021, with an origination fee of 1.5%. Amounts underlying the line of credit were personally guaranteed by James Ballengee and the loans were further secured by all of the assets of Ballengee. The maximum loan amount was originally the lesser of (i) $1,500,000 or (ii) 70% of certain of Ballengee’s eligible accounts as described in the loan and security agreement. On May 31, 2022, the maximum loan amount was increased to $3,000,000. On April 26, 2023, Ballengee entered into an amendment to the loan documents extending the maturity date of the loan to August 31, 2023. On September 30, 2023, the maturity date of the loan was extended to September 30, 2024. On June 27, 2025, Ballengee entered into an amendment to the loan documents extending the maturity date to August 27, 2025. The loans underlying the line of credit bear an interest rate of 8.50% per annum.

On October 3, 2025, Ballengee paid off the line of credit in full for the remaining balance of $361,272, which released all personal guarantees and security interests held by the financial institution.

NOTE 17 – RELATED PARTY CONVERTIBLE NOTES PAYABLE – LONG TERM

Related party convertible Notes payable at September 30, 2025 and March 31, 2025 consist of the following:

	September 30, 2025	March 31, 2025

Stuff International	$1,478,400	$-
Campbell Trust	492,800	-
Brassington	184,000	-
Total related party convertible notes payable	2,156,000	-
Add: accrued interest	13,881	-
Total related convertible notes payable, accrued interest	$2,169,881	$-

On August 14, 2025, we issued subordinated convertible promissory notes to Brassington, our interim CFO, in the principal amount of $184,800 (“Brassington Note”), Jeff Campbell, our executive chairman, in the principal amount of $492,800 (“Campell Note”) and Adam Nicosia, our CEO, in the principal amount of $1,478,400 (the “Nicosia Note”). The Brassington Note, Campbell Note and Nicosia Note (collectively, the “Notes”) have a maturity date of three (3) years from issuance, accrue interest at the rate of 5% per annum, and are payable by the Company in full at maturity. The Notes are also convertible into Common Stock of the Company at the holder’s election at any time at a conversion price of $3.08 per share. Additionally, at maturity, the Company has the right to require holder to convert the Note(s) into shares of Common Stock at a conversion price of $3.08 per share.

As of September 30, 2025 and March 31, 2025, three long term convertibles notes, Nicosia Note, Campbell Note, and Brassington note, total $2,156,000 of principal and accrued interest $13,888, respectively. The CEO of Stuff International is also the CEO of Adapti, Inc. The Executive chairman, Jeff Campbell is also the Trustee of Campbell Trust.

NOTE 18 – RELATED PARTY NOTES PAYABLE- LONG TERM

Related party notes payable at September 30, 2025 and March 31, 2025 consist of the following

	September 30, 2025	March 31, 2025

BSG Holdings, LLC	$7,425,000	$
JBAH Holdings, LLC	75,000		-
Total Related Party Notes Payable	7,500,000		-

Accrued Interest	80,137		-

Related Party Notes Payable	$7,580,137		$-

As part of the acquisition of Ballengee, the Company issued two participating promissory notes payable due June 30, 2030 with an 5% annual interest rate for $7,425,000 of principal to JBAH Holdings, LLC and the other for $75,000 to BSG Holdings, LLC. As September 30, 2025 these notes have accrued interest of $80,137 for total related party notes payable of $7,580,137.

NOTE 19 – OPERATING LEASE LIABILITY

Right of use liability at September 30, 2025 and March 31, 2025 consist of the following:

	September 30, 2025	March 31, 2025

Operating lease liability, current	$300,000	$-
Operating lease liability, long term	742,464	-
Total operating lease liability	$1,042,464	$-

On April 20, 2019, Ballengee entered into an operating lease with Bacchus Capital Trading, LLC (“Bacchus”), a related party under common management, for the use of corporate office space with terms of 120 months with monthly installments of $25,000. On December 31, 2019, Bacchus assigned its rights, liabilities, and obligations as landlord to WCC. The Company, will continue the lease and accompanying obligations owed to WCC every month for the next twelve months. These lease payments are payable to landlord in shares at the end of each month based on the current common stock trading share price of the Company.

The terms of the lease agreement classify the lease as an operating lease in accordance with FASB ASC 842. As such, the Company has recorded a lease obligation as well as a lease asset equal to the present value of the future cash payments. In determining the discount rate for the calculation of future cash payments, the Company used the risk-free discount rate of 1.767%, which is the rate of a United States government bond as of the commencement date of the lease and for a term comparable to the lease terms.

During the three months ended September 30, 2025 and March 31, 2025, the Company paid WCC $75,000 and zero dollar of lease payments, respectively. As of September 30, 2025 and March 31, 2025, $75,000 and zero dollars of these lease payments were included in accounts payable on the accompanying balance sheets. The Company expects to pay the monthly rent expense in common shares at market price at that time.

Operating Lease Liabilities

Future minimum lease payments for each of the next five years and beyond are as follows:

2025	$75,000
2026	300,000
2027	300,000
2028	300,000
2029	100,000
Total minimum lease payments	1,075,000
Less: amount representing interest	(32,536)
Total lease obligation	1,042,464
Less: current portion	(300,000)
Total lease obligation, less current portion	$742,464

NOTE 20 – EIDL LOAN

EIDL Loan at September 30, 2025 and March 31, 2025 consists of the following:

	September 30, 2025	March 31, 2025
SBA LOAN	$80,900	$80,900
EIDL Loan	$7,000	$7,000

Total EIDL Loan	$87,900	$87,900

On April 21, 2020, Ballengee received an EIDL Advance of $7,000, which Ballengee has recorded as a loan in the event the grant is not forgiven. As of September 30, 2025 and March 31, 2025 the balance of EIDL loans is $7,000 respectively.

Note payable to the Small Business Administration (“SBA”) dated July 17, 2020, with interest-only monthly payments of $395 at 3.75%. The principal amount of the note at issuance was $80,900. The note matures on June 15, 2050 at which time the entire principal amount plus any accrued outstanding interest is due. The long-term debt is collateralized by a security interest in all tangible and intangible property of the Company and requires communication with SBA if there are changes to the Company’s legal structure, place of business, jurisdiction of organization or name. The Company makes the standard monthly payment which is 100% interest.

On November 5, 2025, this loan has been repaid in full by Ballengee.

NOTE 21: STOCKHOLDERS’ DEFICIT

Authorized Capital Stock

The Company’s authorized capital stock consists of (a) 40,000,000,000 shares of Common Stock, $0.001 par value per share (“Common Stock”), (b) 20,000,000 shares of Preferred Stock, $0.001 par value per share (“Preferred Stock”).

As of September 30, 2025 and March 31, 2025, the Company had 8,039,259 shares and 1,532,388 shares of Common Stock and zero shares of Preferred Stock issued and outstanding. All outstanding shares of Common Stock are fully paid and nonassessable.

Common Stock

The Nevada Revised Statues provide that the holders of the Common Stock shall have one vote per share. In addition, except as otherwise required by law, as provided in the Articles of Incorporation, and as otherwise provided in the resolution or resolutions, if any, adopted by the Board with respect to any series of the Preferred Stock, on any matter presented to the holders of Common Stock and Preferred Stock for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), the holders thereof shall vote together as a single class.

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

Preferred Stock

There are no shares of Preferred Stock outstanding as of September 30, 2025 and March 31, 2025. The Company’s Articles of Incorporation, as amended authorizes the issuance of up to 20,000,000 shares of Preferred Stock

Common Stock

No dividends, if dividends were issued holders would have a pro-rata right, 1 share 1 vote, no preemption rights.

Preferred Stock

No outstanding Preferred shares.

Issuance of Common Shares

During the quarter ended September 30, 2025, the Company issued 6,500,000 restricted shares of common stock to BSG Holdings and JBAH Holdings as part of the consideration paid for the acquisitions of Ballengee Group.

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

Date of Transaction	Transaction type (e.g., new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to. *You must disclose the control person(s) for any entities listed.	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
3/31/23	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
3/31/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted
3/31/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
3/31/23	New Issuance	625	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted
4/5/23	New Issuance	13,514	Common	$4.48	Yes	Paul Kison	Debt Conversion	Restricted
6/30/23	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
6/30/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted
6/30/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
6/30/23	New Issuance	1,250	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted
8/29/23	New Issuance	71,857	Common	$4.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Debt Conversion	Restricted
9/30/23	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
9/30/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted
9/30/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
9/30/23	New Issuance	1,250	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted
10/27/23	New Issuance	3,715	Common	$8.32	Yes	OC Sparkle	Debt Conversion	Restricted
10/27/23	New Issuance	2,754	Common	$8.32	Yes	OC Sparkle	Debt Conversion	Restricted
10/27/23	New Issuance	3,509	Common	$8.32	Yes	OC Sparkle	Debt Conversion	Restricted
10/27/23	New Issuance	7,643	Common	$8.32	Yes	CZA, Inc.	Debt Conversion	Restricted
12/31/23	New Issuance	15,625	Common	$8.32	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
12/31/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted
12/31/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
12/31/23	New Issuance	1,250	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted
3/31/24	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
3/31/24	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
6/30/24	New Issuance	10,417	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
12/31/24	New Issuance	7,500	Common	$28.00	No	SD Law Group	Professional Services	Restricted
12/31/24	New Issuance	1,250	Common	$9.20	No	Vasil Popov	Professional Services	Restricted
3/31/25	New Issuance	29,666	Common	$9.60	No	Market Group International (Robert Van Boerum)	Note Payable	Restricted
6/30/25	Rounding Adjustment from reverse split	6,871	Common	$0	No	N/A	N/A	Restricted
7/1/2025	New Issuance	65,000	Common	$3.076	No	JBAH HOLDINGS, LLC	Ballengee Group Acquisitions	Restricted
7/14/2025	New Issuance	6,435,000	Common	$3.076	No	BSG HOLDINGS, LLC	Ballengee Group Acquisitions	Restricted
Shares Outstanding on Date of This Report:
Date 9/30/2025	Ending Balance Common: 8,039,259

NOTE 22 – COMMITMENTS

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s income statement in the same line item as expense arising from fixed lease payments. As of September 30, 2025 and March 31, 2025, management determined that there were no variable lease costs.

Litigation

Except for routine litigation, there is no pending, threatened or actual legal proceedings in which the Company is a party.

NOTE 23: SUBSEQUENT EVENTS

On October 3, 2025, the Company paid off the line of credit in full for the remaining balance of $361,272 of a secured line of credit entered into by Ballengee, which released all personal guarantees and security interests held by the financial institution.

On October 17, 2025 the Company entered into a settlement agreement with a former Ballengee agent. There will be no impact to the contracts already recognized until September 30, 2025. The Company is to pay out commissions to this former agent as agreed in the settlement agreement. The Commissions are fully accrued.

On November 6, 2025, Ballengee entered into a revolving line of credit for up to $3,000,000 (“Revolving Loan”) with Texas Security Bank. Additionally, 2278 Monitor, LLC (“2278”), an entity controlled by James Ballengee, our majority shareholder, entered into a revolving line of credit for up to $2,000,000, secured by 2278’s real property holdings. As of November 14, 2025, no dollars has been drawn down off of the Revolving Loan by Ballengee. All amounts due under the Revolving Loan are secured by substantially all of the assets of Ballengee. Additionally, Ballengee entered into a cross collateralization agreement whereby any default under loans entered into by 2278, by real property will result in a default under the Revolving Loan.

During November 2025, the Company agreed to extend the maturity dates of the following loans:

●	The maturity date of a convertible promissory note entered into on October 10, 2024 that matured 12 months thereafter, was extended until April 10, 2026 in exchange for the Company issuing the lender 5,000 shares of Common Stock.
●	The maturity date of a convertible promissory note entered into on October 30, 2024 by the Company and Stuff International, an entity controlled by Adam Nicosia, our CEO, that matured 12 months thereafter, was extended until October 30, 2026 in exchange for the Company issuing the lender 10,000 shares of Common Stock.
●	The maturity date of a convertible promissory note entered into on September 24, 2024 by the Company and The Campbell Trust, whereby Jeff Campbell, our executive chairman, serves as trustee, that matured 12 months thereafter, was extended until September 24, 2026 in exchange for the Company issuing the lender 10,000 shares of Common Stock.

On November 5, 2025, the Company issued a consultant a warrant to purchase up to 8,000 shares of Common Stock at a price per share of $3.08, and a term of five (5) years. Of the shares underlying the warrant, 2,666 vest immediately, and 5,334 vest in eight (8) equal quarterly periods beginning on the one (1) year anniversary of the issuance date and ending on the three (3) year anniversary of the issuance date.

On November 5, 2025, this Ballengee has been repaid in full its line of credit. There is zero outstanding balance as of November 5, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere herein. Our historical results do not necessarily reflect what our historical financial position and results of operations would have been had we been a stand-alone public company during the years presented. In addition, our historical results are not necessarily indicative of the results to be expected for any future period, and results for any interim period are not necessarily indicative of the results to be expected for the full year. We recommend investors read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” Section, the consolidated financial statements, and related notes thereto. As used in this offering, unless the context otherwise requires or indicates, “Adapti,” “Company,” “we,” “us,” and “our” or similar designations refer to Adapti, Inc., a Nevada corporation. corporation and as applicable, our wholly owned subsidiary, Ballengee Group, LLC (which is also referred to as “Ballengee”).

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

● Results of Operations — Analysis of our financial results comparing the three months ended September 30, 2025 and 2024.

● Liquidity and Capital Resources — An analysis of cash flows and discussion of our financial condition and future liquidity needs.

Overview

Adapti, Inc (fka Scepter Holdings, Inc.). (the “Company”) was incorporated under the laws of the State of Nevada on January 11, 2007. After undergoing several name changes, the Company changed its name to Adapti, Inc. on April 15, 2025, to reflect a strategic shift in focus away from health and beauty product sales and toward a technology-driven acquisition strategy consisting of companies operating in the sports management, sports marketing, and athlete representation industries.

The Company previously began developing an AI-driven platform for sue in the beauty and health industry. Subsequent to its acquisition of Ballengee Group, LLC (“Ballengee”) in July 2025, the Company shifted its focus to on: (i) acquiring and operating agencies that manage athletes, brands, and sports-related talent and (ii) continuing the development of the Company’s proprietary AI-driven influencer and brand optimization platform, called AdaptAI.

The Company’s wholly owned subsidiary, Ballengee, is a Texas-based Major League Baseball agency with approximately 200 professional clients, with more than 40 in the Major Leagues. Ballengee currently have seven (7) full time agents and a recruiting department. Ballengee primarily markets through a boots-on-ground model, with a team of five scouts covering the high school and collegiate athlete markets across the southern United States and Sunbelt region. The Company believes that AdaptAI, if and when completed, would assist the Company in attempting to consolidate and scale athlete representation and social monetization services.

The Company’s technology platform, AdaptAI, is a proprietary AI-driven tool being developed to identify optimal alignment between brands and social media influencers. The platform, if and when completed, will create a data fingerprint for each athlete or brand, enabling precise matching with influencers whose audience and engagement metrics are best suited for targeted marketing campaigns. AdaptAI is being designed to continually analyze proprietary data for each specific campaign along with public data sources as additional feedback to inform ongoing promotions and to further refine its algorithm and attempt to monetize accumulated data. This strategic alignment is intended to maximize exposure and sponsorship value for its influencer and athlete clients, while maximizing response rates for partner brands. As of November 10, 2025, AdaptAI is currently in its beta phase. Subject to the Company raising sufficient capital or having adequate free cash flow to cover development costs, which management estimates such development costs to be approximately $250,000, management believes that AdaptAI will be completed for the Company’s internal use by December 31, 2026.

While AdaptAI development currently focuses exclusively on brand and influencer matching, the Company has future plans to enhance its service offering by integrating generative AI capabilities. These enhancements will support automated content creation and enable end-to-end generative content workflows for social media publishing and campaign execution. These future capabilities are expected to streamline the production and distribution of high-performing digital content across client campaigns.

As a result of our acquisition of Ballengee and continued development of AdaptAI, The Company is ceasing its efforts to market or sell health and beauty products, including the Dermacia brand. The Company is currently in the process of selling retained inventory, but does not plan on generating any significant revenues in the future from those lines. Future revenues are expected to be derived primarily from athlete representation fees, sponsorships, and once completed and tested, our AdaptAI platform-enabled brand integrations.

On October 20, 2025, the Company announced that it has entered into a letter of intent to acquire Levelution Sports, a company that represents NIL athletes, along with providing compliance, brand partnerships, and athlete development services. The Company is working to complete the acquisition, subject to the completion of due diligence and entering into definitive documents.

The Company is additionally undertaking a process to identify potential acquisitions that would provide benefit to the Company’s current business plan.

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

Six Months Ended September 30, 2025 and 2024

Results of Operations

Revenues

Revenues are primarily from revenues recognized on MLB contracts for its represented athletes. The Company earns a commission on all salaries, incentives, and bonuses stipulated in the contract on those bonuses when the performance targets are achieved or they are awarded as the payments for those bonuses are guaranteed by the club and approved contractually by the payments received for products shipped and sold through our vendors. Revenues for the six months ended September 30, 2025 increased to $2,129,123, or 71,499%, as compared to the six months ended September 30, 2024, primarily due revenues earned through the acquisitions of Ballengee.

Cost of Revenues

Cost of revenues primarily Commissions earned on executed contracts in the current year for the athletes to the Company’s agents. All commissions are expensed and booked as a payable in the year the contract is executed and offset as it is paid when amounts due under the contract are paid to the Company. Cost of revenues for the six months ended September 30, 2025 were $1,333,525 and zero for the six months ended September 30, 2024, as the acquisition of Ballengee did not occur until July 2025.

General and administrative expenses

General and administrative expense include the costs associated with personnel to manage the sports agency. General and administrative expenses increased for the six months ended September 30, 2025 by $587,514, or 1,164%, as compared to the six months ended September 30, 2025, primarily due to the acquisitions of Ballengee Group during the quarter ended September 30, 2025.

Professional fees

Professional fees include the costs with professional consultants to help manage the public entity. Professional fees increased for the six months ended September 30, 2025 by 2,488,870 or 686%, as compared to the six months ended September 30, 2025, primarily due to increased consultants compensation to assist in the acquisition of Ballengee.

Other expense

Other expense includes interest expense on note payables and on Ballengee’s secured line of credit. Other expense increased for the six months ended September 30, 2025 by $179,721, or 879%, as compared to the six months ended September 30, 2024, primarily due to the issuance of promissory notes bearing interest in 2025, that were not outstanding for the six months ended September 30, 2024.

Liquidity and Capital Resources

Our cash flow activities were as follows for the periods presented:

	Six Months Ended September 30,
	2025	2024	Change

Net cash flows used for operating activities	$(603,450)	$167,970	$(435,480)
Net cash flows used for investing activities	257,000	-	257,000
Net cash flows provided by financing activities	1,886,289	203,431	1,682,858

Operating activities

Net cash flows used for operating activities was ($603,450) and $167,970 for the six months ended September 30, 2025 and 2024, respectively. The decrease of net cash flows used for operating activities of $435,480 was primarily due to the Company increase in commissions payable related to contracts entered into by the Ballengee.

Investing activities

Net cash flows used for investing activities is primarily made up of the assets acquired in the Ballengee group acquisition for the six months ended September 30, 2025. There were no investing activities for the six months ended September 30, 2024, respectively.

Financing activities

Net cash flows from financing activities is primarily made up of the purchase price paid for the acquisition of Ballengee Group. In additional the company issued convertible notes during the six months ended September 30, 2025. There were no financing activities by the Company for the comparable period in 2024.

	September 30, 2025	March 31, 2025	Change

Cash	$1,540,411	$572	$1,539,839
Current liabilities	6,125,348	1,031,987	4,985,025

The Company’s primary sources of liquidity are from cash flows generated from operations and to a lesser extend financing activities. As of September 30, 2025 and March 31, 2025, the Company had cash of $1,540,411 and $572, respectively. The increase in cash as of September 30, 2025 is due to cash received from contracts entered into by Ballengee. As of September 30, 2025 and March 31, 2025, the Company had current liabilities of $6,125,348 and $1,031,987, respectively.

The Company believes its existing cash and expected cash flows from operations will not be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond. It will need to raise additional capital to continue operations.

Net Loss

As a result of the foregoing, for the six months ended September 30, 2025, we incurred a net loss of $2,741,382 compared to a comprehensive net loss of $430,875 for the six months ended September 30, 2024. The increase in net loss is primarily the result of increased professional fees.

The Company is expending working capital to further their business plan.

Three Months Ended September 30, 2025 and 2024

Results of Operations

Revenues

Revenues are primarily from revenues recognized on MLB contracts for its represented athletes. The Company earns a commission on all salaries, incentives, and bonuses stipulated in the contract on those bonuses when the performance targets are achieved or they are awarded as the payments for those bonuses are guaranteed by the club and approved contractually by the payments received for products shipped and sold through our vendors. Revenues for the three months ended September 30, 2025 increased $2,129,407, or 104,906%, as compared to the three months ended September30, 2024, primarily due revenues earned through the acquisitions of Ballengee.

Cost of Revenues

Cost of revenues primarily Commissions earned on executed contracts in the current year for the athletes to the Company’s agents. All commissions are expensed and booked as a payable in the year the contract is executed and offset as it is paid when amounts due under the contract are paid to the Company. Cost of revenues for the three months ended September 30, 2025 were $1,333,525 consistently zero compared to the three months ended September 30, 2024, due to the acquisition of Ballengee Group.

General and administrative expenses

General and administrative expense include the costs associated with personnel to manage the sports agency. General and administrative expenses increased for the three months ended September 30, 2025 by $586,354, or 13357%, as compared to the three months ended September 30, 2024, primarily due to the acquisitions of Ballengee Group during the quarter ended September 30, 2025.

Professional fees

Professional fees include the costs with professional consultants to help manage the public entity. Professional fees increased for the three months ended September 30, 2025 by 2,481,131 or 1786%, as compared to the three months ended September 30, 2025, primarily due to increased consultant compensation to assist in the acquisition of Ballengee.

Other expense

Other expense includes interest expense on note payables and on Ballengee’s secured line of credit. Other expense increased for the three months ended September 30, 2025 by $172,673, or 1610%, as compared to the three months ended September 30, 2025, primarily due to the issuance of promissory notes bearing interest in 2025 that are not outstanding for the three months ended September 30, 2024.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2025, we incurred a net loss of $2,596,318 compared to a comprehensive net loss of $152,042 for the three months ended September 30, 2024. The increase in net loss is primarily the result of increased professional fees.

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

Off-Balance Sheet Arrangements

As of September 30, 2025 and March 31, 2025, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Going Concern

The Company’s financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed financial statements for the period ended September 30, 2025. Our total accumulated deficit as of September 30, 2025 was approximately $16 million.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended September 30, 2025. See Note 3 to the statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

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

Off-Balance Sheet Transactions

At September 30, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2025 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage company with a limited operating history, and our historical financial results provide little basis to evaluate our current or future business prospects. Until recently, our primary focus was on consumer products, but we have shifted our strategy to operate Ballengee, our recently acquired baseball agency, and to continue to develop our AdaptAI artificial intelligence platform. Our ability to successfully implement this new business plan is unproven and involves substantial risks and uncertainties, including:

●	Successfully integrating and growing Ballengee, in a competitive and regulated industry;

●	Developing and commercializing AdaptAI, which is intended to match social media influencers with Ballengee athletes and other products and services; and

●	Demonstrating that these two different lines of business can operate synergistically to produce meaningful revenue growth.

If we are unable to successfully operate our new business plan, develop and achieve successful results for AdaptAI, for the benefit of our athletes, or realize synergies with Ballengee Group, we may fail to generate meaningful revenue or achieve profitability. Investors in our securities may lose some or all of their investment.

As part of our business plan, we may from time to time enter into binding and nonbinding term sheets or letters of intent to acquire other businesses that relate to our operations.

Periodically, pursuant to our business plan, we may enter into term sheets or letters of intent, both binding and nonbinding, to acquire businesses that relate to the operations of Adapti and Ballengee. For example in October 2025, we entered into a letter of intent to acquire Levelution Sports, which represents NIL athletes, along with providing compliance, brand partnerships, and athlete development services. There can be no assurances that we will complete any of these transactions, and if completed, whether we will be able to integrate such businesses into the Company.

Our business depends on the success of new and unproven initiatives, including the development of our AdaptAI AI platform, and our ability to generate revenues is highly uncertain.

Our revenue model is unproven and difficult to predict. We intend to generate revenue primarily through:

●	Athlete representation and related fees from Ballengee; and

●	Commissions or fees earned through social media promotions and influencer marketing, which we have yet to achieve.

Each of these strategies involves significant uncertainty. If developed, the success of our AdaptAI platform will depend on a number of factors outside our control, including:

●	The willingness of influencers and athletes to retain our marketing and representation services.;

●	The ability of the platform to derive and provide meaningful data regarding influencer / athlete activity and engagement;

●	The effectiveness of social media promotions in generating consumer engagement and sales; and

●	Rapidly changing public tastes and technology trends in both sports representation and influencer marketing.

There is no guarantee that we will be able to successfully operate Ballengee Group or that the assumed synergies will be successful.

We recently completed the acquisition of Ballengee, which we believe has the potential to be transformative for our Company. Management anticipates that Ballengee could contribute significantly to our revenues and help us achieve profitability. However, there can be no assurance that we will be able to maintain or grow Ballengee’s historical business operations, revenues, or profitability.

Successfully realizing the anticipated synergies from this acquisition depends on our ability to:

●	Integrate Ballengee’s operations into our Company without significant disruption;

●	Retain key athlete clients and personnel critical to Ballengee’s business; and

●	Successfully develop and leverage our AdaptAI AI software to generate social media promotional opportunities for Ballengee’s athletes.

Because AdaptAI is still in development and unproven in the market, there is no guarantee that it will generate the expected incremental revenues or competitive advantages. If we fail to integrate Ballengee Group effectively or achieve the assumed synergies, our business, financial condition, and results of operations could be materially adversely affected, and investors could lose part or all of their investment.

As a result, the Company believes that its results of operations may fluctuate significantly, and it is possible that the Company’s operating results could be below the expectations of investors.

Our AI based Social Media Software, AdaptAI, is critical for the marketing and growth of our products

We have spent the past 3 years developing our AdaptAI technology platform to assist in locating and negotiating promotional arrangements with social media influencers. Although the AdaptAI platform has successfully completed beta testing, there is no guarantee that the software will operate as expected in a production environment or be able to provide us with assistance in obtaining the correct influencer to successfully market our services and clients. Further, there can be no assurance that the AdaptAI will be as valuable to our business as we anticipate. If the software does not work as expected, the ability to promote our clients will be negatively impacted.

Management estimates that we will need approximately $250,000 complete development of AdaptAI. There is no certainty that we will raise sufficient capital or have sufficient profits to complete development of AdaptAI. In addition, if AdaptAI does not work as expected, we might be required to spend additional capital in software development. There are no guarantees that we will have the capital to spend in development or be able to get the software to work as desired even if we do spend additional capital. We also expect that we will need to spend additional capital in the future to further improve and maintain our software. There are no guarantees that we will have this capital to spend nor be able to successfully make the improvement as desired even if we do spend such capital.

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

Our professional reputation is essential to our continued success and any decrease in the quality of our reputation could impair our ability to, among other things, recruit and retain qualified and experienced agents, managers, and other key personnel, retain or attract agency clients or customers, or enter into multimedia, licensing, and sponsorship engagements for the benefit of our clients. Our overall reputation may be negatively impacted by a number of factors, including negative publicity concerning us, members of our management or our agents, managers, and other key personnel. In addition, we are dependent for revenue, on the relationships between clients that we represent and key brands, such as sports leagues and other consumer facing brands. Certain of our clients are public personalities with social media followings whose actions generate publicity and public interest. Any adverse publicity relating to such individuals, or to our company, including from reported or actual incidents or allegations of illegal or improper conduct, such as harassment, discrimination, or other misconduct, could result in significant media attention, even if not directly relating to or involving Ballengee or Adapti, and could have a negative impact on our professional reputation. This could result in termination of licensing or other contractual relationships, or our employees’ ability to attract new customer or client relationships, or the loss certain clients, all of which could adversely affect our business, financial condition, and results of operations.

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

Changes in public and consumer tastes and preferences and industry trends could reduce demand for our services and adversely affect our business.

Our ability to generate revenues is highly sensitive to rapidly changing consumer preferences and industry trends, as well as the popularity of the talent, brands, and owners of intellectual property we represent, and the assets we own. Our success depends on our ability to represent influencers and athletes and successfully match them with endorsements and marketing opportunities that meet the changing preferences of the broad consumer market. With respect to endorsements and marketing of our athletes and influencers, our operations and revenues will be affected by consumer tastes and entertainment trends. Changes in consumers’ tastes or a change in the perceptions of marketing and endorsements, whether as a result of the social and political climate or otherwise, could adversely affect our operating results. The failure of our represented clients to avoid a negative perception among consumers could result in reduced demand for our marketing and endorsement services, which could have an adverse effect on our business, financial condition and results of operations.

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

We also owe accrued salary to our Chief Executive Officer and Chief Financial Officer, which may impact their continued service and create financial and reputational risks. As of September 30, 2025, our Chief Executive Officer, Adam Nicosia, is owed approximately $150,000 in accrued but unpaid salary, and our chief accounting officer and interim Chief Financial Officer, Marilu Brassington, is owed approximately $95,000 There is no assurance that either executive will continue to provide services to the Company if delays in paying their full compensation persist. As of the date of this Quarterly Report on form 10-Q, we do not have sufficient capital to pay these accrued amounts. If either officer were to resign or reduce his or her involvement due to nonpayment, our operations, strategic direction, and ability to attract investors or key partners could be materially and adversely affected. Moreover, failure to pay accrued compensation may raise legal, accounting, and reputational concerns and could expose us to claims or liabilities under employment laws. We expect to attempt to satisfy the unpaid balances once we achieve sufficient profitability or raise additional capital, but there can be no assurance as to when or whether we will be able to do so.

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

In connection with our acquisition of the Ballengee, we issued a participating promissory notes in the aggregate principal amount of $7,500,000 to the sellers. These notes require us to make mandatory repayments equal to (i) 10% of the gross proceeds from any offering of our equity securities that results in at least $250,000 in gross proceeds, and (ii) 50% of the free cash flows generated by Ballengee Group’s operations each calendar quarter, with the percentage reducing over time as principal is repaid.

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

Under the terms of the acquisition of Ballengee, the former owners of Ballengee are entitled to receive up to $20,000,000 in additional earnout consideration over a four-year period beginning January 1, 2025 and ending December 31, 2028, payable in shares of our common stock if certain EBITDA targets are met by Ballengee Group’s operations as follows: for each earnout year, (i) no payment will be made if Ballengee’s EBITDA is below $2,000,000, (ii) a payment equal to actual EBITDA will be made if EBITDA is between $2,000,000 and $5,000,000, and (iii) a payment of $5,000,000 will be made if EBITDA is at least $5,000,000.

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

In addition to our outstanding indebtedness, we also have pledged substantially all of the assets of Ballengee pursuant to loan agreement. and our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition. We will need to raise additional capital to pay our indebtedness as it comes due.

On November 6, 2025, Ballengee entered into a revolving line of credit for up to $3,000,000 (“Revolving Loan”) with Texas Security Bank. Additionally, 2278 Monitor, LLC (“2278”), an entity controlled by James Ballengee, our majority shareholder, entered into a revolving line of credit for up to $2,000,000, secured by 2278’s real property holdings. As of November 15, 2025, zero dollars have been drawn down off of the Revolving Loan by Ballengee. All amounts due under the Revolving Loan are secured by substantially all of the assets of Ballengee. Additionally, Ballengee entered into a cross collateralization agreement whereby any default under loans entered into by 2278, by real property will result in a default under the Revolving Loan. Commencing in December 2025, we are required to begin making interest payments on such indebtedness until February 28, 2027 (the “Maturity Date”), at which time all principal is due and payable.  As security for such indebtedness, Ballengee pledged substantially all of its assets, including current and future receivables, inventory, intellectual property, etc.

In addition, we have as of November 15, 2025, we have approximately $689,549 in outstanding convertible notes including accrued interest that are due and payable at various times in 2026. While the holders may convert these instruments into capital stock of the Company, we may be required to make substantial interest and principal payments at maturity. Given that the Company is not currently profitable, there can be no assurance that we will generate sufficient revenue or cash flow, or obtain additional financing on favorable terms, for us to satisfy these obligations when due. If we are unable to repay, refinance, or restructure our outstanding indebtedness, we could be forced to sell assets, issue additional equity securities at dilutive prices, or seek protection under bankruptcy or insolvency laws. Any such events could materially and adversely affect our business, financial condition, results of operations, and the value of your investment.

Additionally, in the event that we fail to make payments when due under the Revolving Loan or our majority shareholder fails to make payments under the 2278 loans, or if we fail to comply with the various requirements and covenants to the Revolving Loan, we would be in default, which would permit the lender to accelerate the maturity and require immediate repayment. Additionally, the Revolving Loan contains a number of affirmative and restrictive covenants, including reporting requirements, and certain limitations. Our failure to comply with such requirements could result in an event of default that, if not cured or waived, could result in the acceleration of the debt and potential foreclosure on the assets pledged to secure the debt. If we are unable to refinance or repay our indebtedness as it becomes due or upon an event of default, we may become insolvent and be unable to continue operations.

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

Our auditors’ report on our consolidated financial statements for the year ended March 31, 2025 expressed an opinion that we had a working capital deficit of $1,030,775 as the year end and have incurred losses and not yet generated significant revenue from our operations and that we will require additional funds to maintain our operations. Our current cash level raises substantial doubt about our ability to continue as a going concern past the quarter ending on September 30, 2025. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and may need to cease operations which means that our shareholders will lose their entire investment.

Our business requires a substantial investment of capital, and we have limited working capital and limited access to financing;

The promotion and marketing of our products and services, along with the continued development and enhancement of our AdaptAI software platform, require significant capital. Following the closing of our acquisition of the Ballengee, we also require substantial additional capital to operate and grow the sports agency business. Our cash requirements are expected to exceed the level of cash generated by operations for the foreseeable future, and we may have limited working capital. Capital available for growth initiatives will be reduced to the extent we must use funds budgeted for investment to fund day-to-day operations. Sustained reductions in investment could materially and adversely affect future operating results and cash flows. In addition, a significant amount of time may elapse between our expenditure of funds and the receipt of revenues from our operations, particularly in the baseball agency business, where contract cycles and commission payments may occur months or years after player representation efforts begin. This timing gap requires us to fund a significant portion of our capital needs from operating cash flow and other financing sources.

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

Risks Related to Technology

Use of Artificial Intelligence in AdaptAI Presents Operational, Legal, Ethical, and Competitive Risks.

We are developing our AdaptAI platform to incorporates artificial intelligence and machine learning technologies to provide certain features and functionality. The development, training, and operation of AI models depend on the quality, accuracy, and representativeness of the data used. Inaccurate, incomplete, or biased data sets may result in flawed outputs, which could reduce the effectiveness of our services, lead to incorrect conclusions or recommendations, and harm our reputation.

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

Artificial intelligence technologies are rapidly evolving, and competitors, including those with greater resources, may develop more advanced tools or features. Our ability to maintain a competitive advantage depends on our ongoing investment in research and development related to our AdaptAI platform, access to high-quality training data, and protection of our intellectual property. Additionally, some aspects of AdaptAI may not be eligible for copyright protection, and we may face claims from third parties alleging that our platform infringes on their rights.

Cybersecurity Breaches, Data Loss, or System Failures Could Disrupt AdaptAI’s Operations, Compromise Sensitive Information, and Harm Our Reputation.

Our AdaptAI platform relies on the secure collection, storage, processing, and transmission of proprietary, confidential, and personal data. We face cybersecurity risks, including malware, ransomware, denial-of-service attacks, phishing, supply chain attacks, and other unauthorized attempts to gain access to our systems or data. Cyberattacks are becoming increasingly sophisticated and may be conducted by well-funded state-sponsored actors, organized crime groups, or other threat actors.

A successful breach of our systems, or those of our third-party service providers, could result in the theft, destruction, loss, unauthorized disclosure, or alteration of proprietary or confidential information, including personal data of clients, users, and employees. Such an event could disrupt the operation of AdaptAI, result in legal and regulatory liability, damage our reputation, lead to a loss of clients or business opportunities, and require significant resources to investigate and remediate.

We also rely on third-party hosting and cloud service providers to operate AdaptAI. Outages, vulnerabilities, or security incidents at these providers could likewise result in downtime, data loss, or compromise. While we have implemented security measures designed to protect our systems and data, these measures may be inadequate or may become outdated as threats evolve. Our insurance coverage may be insufficient to compensate for any losses resulting from a cybersecurity incident. Any significant disruption or security breach could materially and adversely affect our business, financial condition, and results of operations.

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

Our articles of incorporation, as amended, authorizes the issuance of up to 40,000,000,000 shares of Common Stock and 20,000,000 shares of “blank check” preferred stock. The preferred stock may be issued in one or more series, with such rights, preferences, privileges, and restrictions (including voting, dividend, conversion, redemption, and liquidation rights) as may be determined by our board of directors without further stockholder approval. As of November 1, 2025, we had 8,039,259 shares of Common Stock outstanding and no preferred stock outstanding. In addition, we had approximately $284,520 in outstanding convertible promissory notes and $2,574,910 in outstanding related party notes payable, which are convertible, including accrued interest, into approximately 928,386 shares of Common Stock as of that date.

In addition, pursuant to our acquisition of the Ballengee, we are obligated to issue shares of Common Stock up to a maximum of $20,000,000 in value as part of potential earnout consideration if certain EBITDA performance targets are achieved by the Ballengee. The number of shares to be issued will be based on the then-current volume weighted average trading price of our Common Stock for the ten (10) day period immediately preceding the end of each calendar year. A decline in our stock price during the earnout measurement periods could result in the issuance of a significantly greater number of shares, increasing dilution to our existing stockholders.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

1.	On September 15, 2025, in exchange for $150,000, the Company entered into a 17.5% original issue discount senior convertible promissory note for a face value of $181,818. The Note has a maturity date of December 14, 2025, and begins to accrue interest at 20% per 90 day period, beginning on the maturity date, if not repaid or converted into common stock of the Company. The conversion price per share is equal to the lesser of (i) $3.08 and (ii) 70% of the closing price of the Common Stock on the date of conversion. The note was repaid in full for $181,818 on November 5, 2025,

2.	In connection with the extension of maturity dates of three (3) convertible promissory notes, on November 14, 2025, the Company issued the following shares of Common Stock to the respective lenders:

●	5,000 shares of Common Stock valued at $14,500 on the date of issuance in exchange for extending the maturity date of a convertible promissory note issued on October 10, 2024 to extend the maturity from October 10, 2025 to April 10, 2026.
●	10,000 shares of Common Stock valued at $29,000 on the date of issuance in exchange for extending the maturity date of a convertible promissory note issued on October 30, 2024 to extend the maturity from October 30, 2025 to October 30, 2026. The shares were issued to Stuff International, Inc., an entity controlled by Adam Nicosia, our CEO.
●	10,000 shares of Common Stock valued at $29,000 on the date of issuance in exchange for extending the maturity date of a convertible promissory note issued on September 24, 2024 to extend the maturity from September 24, 2025 to September 24, 2026. The shares were issued to The Campbell Trust. Jeff Campbell, our executive chairman serves as the trustee for The Campbell Trust.

3.	On November 5, 2025, the Company issued a consultant a warrant to purchase up to 8,000 shares of Common Stock at a price per share of $3.08, and a term of five (5) years. Of the shares underlying the warrant, 2,666 vest immediately, and 5,334 vest in eight (8) equal quarterly periods beginning on the one (1) year anniversary of the issuance date and ending on the three (3) year anniversary of the issuance date. The warrants were valued at an aggregate of $24,640 on the date of issuance.

4.

Pursuant to the acquisition Ballengee, the Company may make rent monthly rent payments of $25,000 to an entity owned by James Ballengee in lieu of cash. Accordingly, for the months ending July, August, and September 2025, we issued an aggregate of 34,469 shares to Waskom Enterprises, LLC. The Shares were valued in the aggregate at a blended value of approximately $2.18 per share. The shares issued are subject to the lock-up agreement entered into by the Company and James Ballengee’s entities in connection with the acquisition of Ballengee Group, LLC.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1*	Articles of Incorporation, as amended (incorporated by reference into Exhibit 3.1 of the Registrant’s Form 10-Q, filed with the SEC on August 14, 2025).
3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10, filed with the SEC on February 12, 2025).
10.1	Form of Amended and Restated Membership Interest Purchase Agreement dated July 14, 2025 among the Company, BSG Holdings, Inc. and JBAH Holdings, Inc. for the acquisition of Ballengee Group, LLC (incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.2	Form of Participating Note dated July 14, 2025 issued in connection with the Ballengee Group, LLC acquisition (incorporated by reference to Exhibit 10.02 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.3	Form of Lock-Up Agreement entered into in connection with the Ballengee Group, LLC acquisition (incorporated by reference to Exhibit 10.03 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.4	Form of Promissory Note entered into by and between Campbell Trust (Jeff Campbell) and the Company dated September 25, 2024 (incorporated by reference to Exhibit 10.05 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.5	Form of Promissory Note entered into by and between Campbell Trust (Jeff Campbell) and Ballengee Group, LLC dated June 2, 2025 (incorporated by reference to Exhibit 10.06 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.6

Form of Consulting Agreement with Jeff Campbell to serve as Executive Chairman, dated June 30, 2025 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-K, filed with the SEC on July 3, 2025).

10.7	Form of Employment Agreement with Marilu Brassington dated August 14, 2025 (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q filed with the SEC on August 14, 2025).
10.8	Form of Option issued to Marilu Brassington (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q filed with the SEC on August 14, 2025).
10.9	Form of Subordinated Convertible Promissory Note issued to Marilu Brassington, Jeff Campbell (Campbell Trust), and Adam Nicosia (Stuff International) (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q filed with the SEC on August 14, 2025).
10.10	Form of Convertible Promissory Note issued to various investors (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-Q filed with the SEC on August 14, 2025).
10.11	Form of Amendment to Convertible Promissory Notes entered into by various lenders in November 2025.
10.12	Form of Common Stock Purchase Warrant to consultant in November 2025.
31.1 & 31.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.
32.1 & 32.2**	Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

* Filed herewith

** Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2025

Adapti, Inc.

By:	/s/ Adam Nicosia
Adam Nicosia
Title:	Chief Executive Officer

