Form 10-Q
period 2025-12-31
Adapti, Inc.
filed 2026-02-17
CIK 1420924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 2025

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

The number of shares of common stock ($0.001 par value) outstanding as of February 17, 2026 was 8,098,729.

Adapti, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adapti, Inc.

Condensed Balance Sheets

	December 31,	(audited) March 31,
	2025	2025
ASSETS
Current Assets:
Cash	$32,767	$572
Accounts receivable	245,890	640
Prepaid expenses	5,716	-
Contracts receivable- current	3,296,360	-
ROU Current Asset	300,000	-
Total Current Assets	3,880,733	1,212

Fixed assets, net	-	-
Contracts receivable- long term	3,699,937	-
ROU Asset - long term	671,855	-
Net Value of future contracts	17,581,667	-
Intangible asset - brand name	5,956,401	-
Total Long Term Assets	$27,909,861	$-

TOTAL ASSETS	$31,790,593	$1,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,622,599	$525,618
Convertible notes payable, accrued interest	291,074	52,745
Related party convertible notes payable, accrued interest	253,195	211,113
Related party notes payable, accrued interest	259,331	242,511
Notes payable, accrued interest	66,377	-
Commissions payable- current	2,046,529	-
Due to related party	598,820	-
Line of credit	249,022	-
Operating lease liability, current	300,000	-
Total Current Liabilities	5,686,947	1,031,987

Related party convertible notes payable, long term	2,197,052	-
Related party convertible note Payable-long term	7,674,657	-
Commissions payable- long term	2,054,428	-
Operating lease liability, long term	671,855	-
EIDL Loans	7,000	7,000
Total Long - Term Liabilities	12,604,992	7,000

Total Liabilities	18,291,939	1,038,987

Stockholders’ Deficit:

Preferred Stock, par value $0.001, authorized 20,000,000 issued zero at December 31, 2025 and March 31, 2025, respectively	-	-
Common stock, $0.001 par value, Authorized 40,000,000,000, 8,098,729 and 1,532,388 shares outstanding at December 31, 2025 and March 31, 2025, respectively	8,099	1,532
Additional paid-in capital	28,840,657	8,473,086
Accumulated deficit	(15,350,102)	(9,512,394)
Total Stockholders’ Deficit	13,498,654	(1,037,775)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,790,593	$1,212

See accompanying notes to the condensed financial statements.

Adapti, Inc.

Condensed Statements of Operations

	Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Revenues	$1,525,695	$1,244	$3,657,796	$4,222
Cost of revenue. (1)	1,464,942	-	2,798,467	-
Gross Profit	60,753	1,244	859,329	4,222

Operating Expenses
General and administrative	856,571	6,812	1,494,565	57,292
Amortization expense	1,598,333	-	1598,333	-
Professional fees	332,406	261,951	3,184,199	624,874
Total Operating Expenses	2,787,310	268,763	6,277,097	682,166

Loss from operations	(2,726,557)	(267,519)	(5,417,768)	(677,944)

Other Expense
Other income (expense)	-	-	-	-
Interest expense	(219,769)	(17,552)	(419,940)	(38,002)
Net Other Expense	(219,769)	(17,552)	(419,940)	(38,002)

Net Loss	$(2,946,326)	$(285,071)	$(5,837,708)	$(715,946)

Net Loss Per Common Share: Basic and Diluted	$(0.37)	$(0.19)	$(0.93)	$(0.48)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	8,069,641	1,494,488	6,274,422	1,498,281

See accompanying notes to the condensed financial statements.

Adapti, Inc.

Condensed Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months ended December 31, 2025 and 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2024	1,493,972	$1,494	$8,155,828	$(8,983,124)	$(825,801)

Common shares issued for stock compensation	8,750	9	32,491	-	32,500
Net loss	-	-	-	(285,071)	(285,071)

Balance - December 31, 2024	1,502,722	$1,503	$8,188,320	$(9,268,194)	$(1,078,371)

Balance - March 31, 2024 - Audited	1,483,555	$1,484	$8,060,005	$(8,552,249)	$(490,760)

Common shares issued for stock compensation	19,167	19	128,314	-	128,334
Net loss	-	-	-	(715,946)	(715,946)

Balance - December 31, 2024	1,502,722	$1,503	$8,188,320	$(9,268,194)	$(1,078,371)

Balance - September 30, 2025	8,039,259	$8,039	$28,466,580	$(12,403,776)	$16,070,844

Common shares issued for stock compensation	25,000	25	72,935	-	72,960
Commons shares issued for payables	34,470	34	75,047	-	75,082
Stock Options	-	-	38,500	-	38,500
Warrants issued for advisory board	-	-	27,435	-	27,435
Warrants issued for compensation	-	-	160,160	-	160,160
Net loss	-	-	-	(2,946,326)	(2,946,326)

Balance - December 31, 2025	8,098,729	$8,099	$28,840,657	$(15,350,102)	$13,498,654

Balance - March 31, 2025 Audited	1,532,388	$1,532	$8,473,087	$(9,512,394)	$(1,037,775)

Adjustment	6,871	7	(7)	-	-
Commons shares issued for payables	34,470	34	75,047	-	75,082
Common shares issued for stock compensation	25,000	25	72,935	-	72,960
Stock Options	-	-	38,500	-	38,500
Warrants issued for advisory board	-	-	27,435	-	27,435
Warrants issued for compensation	-	-	160,160	-	160,160
Common shares issued for acquisition	6,500,000	6,500	19,993,500	-	20,000,000
Net loss	-	-	-	(5,837,708)	(5,837,708)

Balance - December 31, 2025	8,098,729	$8,099	$28,840,657	$(15,350,102)	$13,498,654

See accompanying notes to the condensed financial statements.

Adapti, Inc.

Condensed Statements of Cash Flows

	(unaudited)
	For the nine months ended
	December
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(5,837,708)	$(715,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	226,095	128,333
Amortization of intangible assets	1,598,333
Issuance of notes payable for outstanding accounts payable	75,082	103,431
Common shares issued against extension of notes payable	72,960	-
Accounts receivable	89	1,016
Prepaid Expenses	11,432	-
Contracts receivable	1,332,799	-
Accrued interest	220,318	38,002
Commissions payable	313,941	-
Accounts payable and accrued liabilities	616,941	220,124
Net Cash Provided By Operating Activities	(1,369,718)	(225,040)

INVESTING ACTIVITIES:

Proceeds from related party notes payable	-	-
Advances Jorgan Development and other related parties	(231,915)	-
Net Cash Used in Investing Activities	(231,915)	-

FINANCING ACTIVITIES:

Net cash (payments) proceeds line of credit	(511,272)	-
Repayment of SBA EIDL Loan	(80,900)	-
Repayment of related party notes Payable	(250,000)	250,000
Issuance of convertible notes payable	285,000	-
Issuance of related party convertible notes payable	2,156,000	-
Net contributions from BSG	35,000	-
Net Cash Provided by Financing Activities	1,633,828	250,000

Net increase (decrease) in cash	32,195	24,960
Cash, beginning of period	572	702
Cash, end of period	$32,767	25,662

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Issuance of warrants for stocks	$-	$100,000
Issuance of note payable	$-	$103,431
Assets acquired in Business Combination with Ballengee	$32,727,984	$-

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

On July 14, 2025, the Company completed the acquisition of The Ballengee Group, LLC (Ballengee”), a sports management agency representing approximately 150 professional athletes, 40 of which play Major League baseball. Ballengee primarily markets through a boots-on-ground model, with a team of five scouts covering the high school and collegiate athlete markets across the southern United States and Sunbelt region.

The Company is currently developing its technology platform, AdaptAI. AdaptAI, is a proprietary AI-driven tool designed to identify optimal alignment between brands and social media influencers. The platform, when completed, will create a data fingerprint for each athlete or brand, enabling precise matching with influencers whose audience and engagement metrics are best suited for targeted marketing campaigns. AdaptAI is being designed to continually analyze proprietary data for each specific marketing campaign along with public data sources as additional feedback to inform ongoing promotional activities. This strategic alignment is intended to maximize exposure and sponsorship value for its applicable influencer and the Company’s athlete clients, while maximizing response rates for partner brands. As of February 15, 2026, AdaptAI is currently in its beta phase. Subject to the Company raising sufficient capital or having adequate free cash flow to cover development costs, which management estimates such development costs to be approximately $250,000, management believes that AdaptAI will be completed for the Company’s internal use by December 31, 2026.

With its recent acquisition of Ballengee Group, the Company is focused on integrating the operations of the Ballengee Group and with the Company as well as continuing development of AdaptAI.

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

While the Company had historically focused on health and beauty product sales, the Company has ceased its efforts to market or sell health and beauty products, including the Dermacia brand, and subject to potential sales for retained inventory through its channels, will no longer be generating revenue from those lines. Future revenues are expected to be derived primarily from athlete representation fees, sponsorships, and platform-enabled brand integrations, utilizing the AdaptAI platform, if and when it is completed and operational.

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2025, the Company has incurred losses totaling $15,350,102 (as of March 31, 2025 - $9,512,394) since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of December 31, 2025, the Company had a working capital deficit of ($1,806,215 (as of March 31, 2025 - $1,030,775) and incurred a loss for the period ended December 31, 2025 of $5,837,708 (as of March 31, 2025 - $430,875). The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and our ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through the offer and sale of debt and equity securities and to a lesser extent, cash from operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. ACQUISISTIONS

The Company accounts for all business combinations in accordance with Financial Accounting Standards Board(“FASB”) ASC 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, may be made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to intangible assets. Any adjustments subsequent to the measurement period would be recorded as income. Results of operations of the acquired entity are included in the Company’s results from operations from the date of the acquisition onward and include amortization expense arising from acquired assets. The Company expenses all costs as incurred related to an acquisition in the condensed consolidated statements of operations.

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

Earnout Consideration

The Earnout Consideration is payable in Common Stock over a four (4) year period beginning on January 1, 2025 and ending on December 31, 2028 (each year, an “Earnout Year”). For each Earnout Year, based on Ballengee’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), the Sellers will receive the following aggregate consideration: (i) no Earnout Consideration will be earned if EBITDA is less than $2,000,000, (ii) Earnout Consideration will equal EBITDA for EBITDA between $2,000,000 and $5,000,000, and (iii) Earnout Consideration will be $5,000,000 for EBITDA of $5,000,000 or more. The valuation of the Earnout Consideration Common Stock will be valued using the volume weighted average closing price of the Common Stock for the ten (10) trading days immediately prior to December 31 of each applicable Earnout Year. No Earnout Consideration was earned during the Earnout Year ended December 31, 2025.

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

The purchase price for the acquisition was allocated to the fair value of the assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date. The Company’s share price for Commons Stock was quoted at $3.00 per share at closing dating which represents a $19,500,000 of total Common Stock issued at acquisition date for 6,500,000 common shares. In addition, the company issued a $7,500,000 promissory note. The remaining amount of consideration ($500,000) was allocated to paid in capital. This represented total consideration at acquisition date of $27,500,000.

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

During the quarter ended December 31, 2025, the Company has amortized over a 3 year period the value of the contract receivables and incurred amortization expense of $1,598,333 leave a net value of future contracts of $17,581,667.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

All figures are in U.S. Dollars. The Company’s fiscal year ends on March 31. Any reference to the period ended December 31, 2025 relates to the nine months ended on such date. Any reference to a period ended March 31, 2025 relates to the fiscal year ended on such date.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had cash on hand of $32,767 as of December 31, 2025 and $572 as of March 31, 2025. The Company had no cash equivalents as of December 31, 2025 or March 31, 2025.

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

From time to time, Ballengee will negotiate performance and award bonuses. Ballengee will recognize the revenues on those bonuses when the performance targets are achieved or they are awarded as the payments for those bonuses are guaranteed by the baseball team and approved contractually by the MLB.

For each contract approved by the Commissioner of Baseball, for both major league and minor league contracts, the player enters into life insurance that covers a majority of the players’ salary. If a tragic event occurs the life insurance proceeds will be paid to the baseball team and in certain circumstances a portion to MLB.

For MLB Player Marketing Commissions (marketing revenues) – Ballengee negotiates and secures marketing activities (personal appearances, exhibitions/clinics, books, films, media opportunities, etc.) for its represented athletes. Ballengee earns a commission on all athlete earnings from marketing activities. The terms of the contracts signed between Ballengee and its represented athletes state that the athlete owes Ballengee its commission on marketing activities negotiated by the Company whether the athlete remains the Ballengee’s client throughout the term of the marketing contract or terminates their relationship with Ballengee to pursue alternative representation. Ballengee’s only performance obligation is to successfully negotiate a marketing contract. As the Company has an unconditional right to consideration, the Company, pursuant to its consolidation with Ballengee recognizes all commissions on all current and future year earnings from marketing activities at the point in time the contract is signed into effect. Generally, marketing contracts are short-term in nature.

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

Disaggregation of Ballengee Revenue:

Ballengee disaggregates revenue based on the type of service and timing of revenue recognition. Since the effective date of July1, 2025 to December 31, 2025, revenue was as follows:

Agent Commissions on MLB Contracts:	$3,294,518

Marketing Income	353,993

Total Ballengee revenue:	$3,648,511

In cost of revenues, Ballengee has recorded expenses related to marketing income of $353,993 for the six months ended December 31, 2025. The balance of expenses in cost of revenues pertains to client expenses in the amount of $272,864 for the six months ended December 31, 2025, respectively.

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

Major Customers and Concentration of Credit Risk

The foundation of the Company relies on the relationships that Ballengee’s agents have with current MLB players, including minor league players. During 2024, we had ten agents, of which five of those agents handled 90% of our Ballengee’s revenue and contracts. In 2023, we had ten agents handling 90% or more of our revenues and contracts. The value of the bull pen is also tied to our agent relationships with up-and-coming baseball players. Subsequent to July 1, 2025, we parted with one of our agents that had significant client relationships. We are currently evaluating the impact of this event on our business. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of operations and financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit of $250,000. The Company has not incurred any loss from this risk, nor does it expect it to. The Company’s revenues from product sales and accounts receivable have no material or significant concentration in anyone or a multitude of customers and all receivables are expected to be collected.

Accounts Receivable and Allowances

For Adapti, the Company does not currently maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2025 and March 31, 2025, the Company did not have an allowance for doubtful accounts.

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

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables. This estimate is adjusted for management’s assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors deemed relevant by the Company. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s portfolio segment, represented athletes, has remained constant since the Company’s inception. The allowance for credit losses for trade accounts receivable was $32,839 as of December 31, 2025. The Company felt that since all receivables were able to be collected, there was no need for an additional allowance in year ended December 31, 2025 but kept the same allowance to be conservative.

When Ballengee negotiates athlete contracts and they are signed into effect by the Commissioner of Major League Baseball, Ballengee earns revenues on all current and future year salaries stipulated in the contract that will be paid to the athlete, which is guaranteed. Ballengee sends an invoice in August to remind the teams to pay the fees owed to players and the agents that work for Ballengee, which such payments typically beginning around September of each year.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Ballengee is organized as a limited liability company under the laws of Texas and is treated as a pass-through entity for U.S. federal and state income tax purposes. As a pass-through entity, Ballengee’s income, deductions, credits, and other tax attributes are generally passed through to its members, who report their respective shares of the Company’s taxable income or loss on their individual or corporate tax returns. Accordingly, Ballengee does not record a provision for federal or state income taxes in its financial statements, as income tax obligations are borne by the members.

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

Accounting for Tax Positions

For Adapti, we have identified the U.S. federal and California as our “major” tax jurisdictions. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized. For the periods ended December 31, 2025 and March 31, 2025, the Company recognized a full valuation allowance against the recorded deferred tax assets.

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

As of December 31, 2025, the Company has evaluated its tax positions and determined that there are no material uncertain tax positions requiring recognition or disclosure in the financial statements. The Company has not recorded any liabilities for unrecognized tax benefits, interest, or penalties related to uncertain tax positions.

Other Tax Considerations

The Company may be subject to certain state or local taxes, such as franchise taxes, gross receipts taxes, or other non-income-based taxes, which are recorded as operating expenses in the financial statements in accordance with ASC 720, Other Expenses.

For Ballengee, for the years ended December 31, 2025 and 2024, the Company incurred $288,080 and $256,801, respectively, in such taxes, which are included in administrative expenses. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. As of December 31, 2025 and 2024, the Company’s tax returns for the years 2021 to 2025 remain subject to examination by the relevant tax authorities. The Company is not currently under examination by any tax authority.

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

For the periods ended December 31, 2025 and March 31, 2025, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable. All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

On May 27, 2025, the Company received approval from FINRA for a number of corporate actions including a name change from Scepter Holdings, Inc. to Adapti, Inc., a 1-for-4,000 reverse stock split and a symbol change to ADTI. The name change was effective on such date and the reverse split took effect on May 28, 2025 and the symbol change took effect on June 25, 2025.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of December 31, 2025 and March 31, 2025.

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts Receivable at December 31, 2025 and March 31, 2025 consist of the following:

	December 31, 2025	March 31, 2025

Beginning July 1, 2025	$85,668	$-

Add: New Balances	663,290	-

Less: Payments	(470,229)	-

Accounts receivable December 31, 2025	$278,729	$640

Less: Allowances	(32,839)	-

Net accounts receivable	$245,890	$640

For Adapti, accounts receivable balances are primarily made up of sales through the third-party vendor and paid within thirty days.

Ballengee’s trade accounts receivable is primarily derived from commissions earned on marketing agreements entered into by the athletes being represented and the commissions on the current year salary that athletes earn. The allowance for credit losses for trade accounts receivable was $32,839 as of December 31, 2025. The Company felt that since all receivables were able to be collected in 2025, there was no need for an additional allowance in 2025 but maintained the allowance from the prior year to be conservative.

NOTE 6 – PREPAID ASSET

The prepaid asset at December 31, 2025 and March 31, 2025 consists of the following:

	December 31, 2025	March 31, 2025

Prepaid asset	$5,716	$-

Ballengee has a prepaid asset made up of a prepaid invoice for consulting as of December 31, 2025. There were no prepaid assets as of March 31, 2025.

NOTE 7 – CONTRACTS RECEIVABLE

Contracts receivable at December 31, 2025 and March 31,2025 consists of the following:

	December 31, 2025	March 31, 2025

Beginning	$8,517,989	$-

Add: New Balances	3,298,497	-

Less: payments	(4,820,189)	-

Contracts receivable	$6,996,297	$-

Contracts receivable - current	3,296,360	-

Contracts receivable - long term	3,699,937	-

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

NOTE 8 – EQUIPMENT

Equipment at December 31, 2025 and March 31, 2025 consists of the following:

	December 31, 2025	March 31, 2025

Equipment	$12,687	$-
Less: accumulated depreciation	(12,687)	-
Equipment, net	-	-

Equipment is carried at cost, less accumulated depreciation. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of equipment are 3-7 years. These assets were fully depreciated as of December 31, 2025 and March 31, 2025, respectively.

NOTE 9 – NET VALUE OF FUTURE CONTRACTS

Net value of furture contracts at December 31, 2025 and March 31, 2025 consists of the following:

	December 31, 2025	March 31, 2025

Value of future contracts	$19,180,000	$-
Less: accumulated depreciation	(1,598,333)	-
Net Value of Future Contracts	17,581,667	-

Preliminary
Purchase Price
Allocation
Cash	$349,353
Total assets	9,704,256
Future value of contract receivables	19,180,000
Intangible asset- brand value	5,956,401
Liabilities	(7,690,010)
Net	$27,500,000

The purchase price for the acquisition was allocated to the fair value of the assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date. As part of this purchase price allocation, the future value of contacts was $19,180,000. The Company has determined a 36 month amortization period. As a result, the Company incurred $1,598,333 amortization expense and accumulated amortization of $1,598,333 as of December 31, 2025. As a result, the net value of future contracts as of December 31, 2025 was $17,581,667.

NOTE 10 – RIGHT OF USE ASSET

Right of use asset as of December 31, 2025 and March 31,2025 consists of the following:

	December 31, 2025	March 31, 2025

Beginning Balance	$1,112,763	$-

Less: Rent Expense	(150,000)	-

Add: Amortization of interest	9,092	-

Ending Balance	$971,855	$-

On April 20, 2019, the Ballengee entered into an operating lease with Bacchus Capital Trading, LLC (“Bacchus”), a related party under common management with James Ballengee, the former owner of Ballengee and currently the Company’s majority shareholder, for the use of corporate office space with terms of 120 months with monthly installments of $25,000. Bacchus has assigned its rights, liabilities, and obligations as landlord to White Claw Crude, LLC (“WCC”), another entity controlled by Jame Ballengee.

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

During the nine months ended December 31, 2025 and March 31, 2025, the Company paid WCC $150,000 and zero dollars of lease payments, respectively. As of December 31, 2025 and March 31,2025, $75,000 and zero dollars of these lease payments were included in accounts payable on the accompanying balance sheets. Additionally, $75,000 worth of these lease payments were settled for 34,470 common shares.

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2025 and March 31, 2025 consist of the following:

	December 31, 2025	March 31, 2025

Accounts payable	$871,861	$99,952

Accrued liabilities	750,736	425,666
	$1,622,599	$525,618

Accounts payable are made up primarily to payments due to various vendors and for rent for Ballengee’s offices in Texas. As part of the acquisition, Ballengee and the landlord entered into an amendment to the lease whereby the rent owed by Ballengee may be paid to the landlord in shares of Common Stock of Adapti with each share valued at the closing price of the Common Stock on the date such payment becomes payable.

Accrued liabilities are made up of the following as December 31, 2025 and March 31, 2025:

Accrued Liabilities	December 31, 2025	March 31, 2025

Management Fees	$622,500	$293,500
Legal Counsel	127,166	132,166
Other accrued liabilities	1,070	-
	$750,736	$425,666

The Company owes $622,500 in management fees to Jeff Campbell of $270,000, Adam Nicosia, $180,000, Marilu Brassington $117,500 and Dan Shupp $55,000.

The Company additionally owes an aggregate of $127,166 owed to outside legal counsels that are no longer providing legal services to the Company are to be settled for common shares. The remaining legal fees will be paid in cash.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible Notes payable at December 31, 2025 and March 31, 2025 consist of the following:

	December 31, 2025	March 31, 2025

Note 1 Convertible notes payable	$50,000	$50,000
Note 2 Convertible note payable	$220,000	$-
Total convertible notes payable	270,000	50,000
Add: accrued interest	21,074	2,745
Total convertible notes payable	$291,074	$52,745

Convertible Notes Payable balances were $270,000 as of December 31, 2025 (including a $20,000 financing fee) and $50,000 as of March 31, 2025 plus accrued interest of $21,074 and $2,745 for a total convertible note payable balance of $291,074 and $52,745 as of December 31, 2025 and March 31, 2025, respectively. The notes are described below.

Note 1

On October 11, 2024, the Company issued a convertible note payable to an investor for cash advanced to the Company. The note bears a 10% interest rate, and an initial maturity date of on the one (1) year anniversary of the issuance date. The Note also contains a bridge / financing fee equal to 12% of the initial principal amount, which is payable at maturity or earlier prepayment, or payable in cash at conversion. The principal amount of the convertible note payable is $50,000 .. As of December 31, 2025 and March 31, 2025, the note had $7,266 of accrued interest for a total note payable of $57,266 and $52,745 as of March 31, 2025 respectively.

During November 2025, the Company agreed to extend the maturity dates of this note until April 10, 2026 in exchange for the Company issuing the lender 5,000 shares of Common Stock.

The Company evaluated the amendment in accordance with ASC 470-50, Debt—Modifications and Extinguishments, to determine whether the transaction should be accounted for as a modification or an extinguishment of the existing debt. The Company determined that the change in present value was less than 10% of the carrying amount of the original debt instrument. Accordingly, the amendment was accounted for as a modification of the existing debt under ASC 470-50 and the related amount expensed during the quarter ended December 31, 2025.

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

Note 2

On April 2, 2025, the Company entered issued a convertible note to an investor for cash advanced to the Company. The note bears a 10% interest rate and a 10% financing fee of the principal amount of the note. This note is convertible at the election of the lender, into Common Stock at a price per share of $9.00. Additionally, the Company may force conversion in the event that (i) the closing price of the Company’s Common Stock is greater than $20.00 per share for consecutive trading days, (ii) the average daily volume for such 10 day period exceeds 10 million shares, and (iii) the shares will be free trading pursuant to Rule 144 or registered for resale upon conversion. The principal amount of the note is $200,000 plus a 10% financing fee of $20,000 for a total principal balance of $220,000. As of December 31, 2025, $13,808 of interest had accrued for a total balance of $233,808.

NOTE 13 – RELATED PARTY CONVERTIBLE NOTES PAYABLE

Related party convertible Notes payable at December 31, 2025 and March 31, 2025 consist of the following:

	December 31, 2025	March 31, 2025

Campbell Trust	$112,000	$100,000
Stuff International	112,000	100,000
Total related party convertible notes payable	224,000	200,000
Add: accrued interest	29,195	11,113
Total related convertible notes payable, accrued interest	$253,195	$211,113

Notes with Campbell Trust

●	On September 15, 2025, in exchange for $150,000, the Company issued Campbell Trust, an entity that, our executive chairman, serves as trustee for; a 17.5% original issue discount senior convertible promissory note for a face value of $181,818. The Note had a maturity date of December 14, 2025, and begins to accrue interest at 20% per 90 day period, beginning on the maturity date, if not repaid or converted into Common Stock of the Company. The conversion price per share is equal to the lesser of (i) $3.08 and (ii) 70% of the closing price of the Common Stock on the date of conversion. The note was repaid in full for $181,818 on November 5, 2025 in cash.

●	On September 24, 2024, the Company issued The Campbell Trust, an entity that Jeff Campbell, our executive chairman, serves as trustee for; a convertible note for a loan of $100,000 advanced to the Company. The note bears a 12% interest rate and initially matured on the one (1) year anniversary of the issuance date. The Note also contains a bridge / financing fee equal to 12% of the initial principal amount, which is payable at maturity or earlier prepayment, or payable in cash at conversion. This convertible note payable has a balance of $127,156 as of December 31, 2025 which includes $100,000 of principal, $12,000 bridge/finance charge and $15,156 of accrued interest. As of March 31, 2025, the note had a balance of $106,115. This note is convertible into Common Stock of the Company at a price per share of $3.08. Additionally, the Company may force conversion in the event that (i) the closing price of the Company’s Common Stock is greater than $16.00 per share, (ii) the average daily volume for such 10 day period exceeds 10 million shares, and (iii) the shares will be free trading pursuant to Rule 144 or registered for resale upon conversion.

In November 2025, the maturity date of this note was extended until September 25, 2026 in exchange for the Company issuing the lender 10,000 shares of Common Stock.

Note with Stuff International

●	On November 1, 2024, the Company issued a convertible note payable to Stuff International, Inc. an entity controlled by Adam Nicosia, our CEO for cash advanced to the Company. The note bears a 10% interest rate, which matures on the one (1) year anniversary of the issuance date. The Note also contains a bridge / financing fee equal to 12% of the initial principal amount, which is payable at maturity or earlier prepayment, or payable in cash at conversion. This convertible note payable has a balance of $126,038 as of December 31, 2024, including principal of $100,000, $12,000 of bridge/finance fee and $14,038 of accrued interest, As of March 31, 2025 the note had a balance of $104,107.

●	This note is convertible into Common Stock at the election of the lender at a price per share of $3.08. Additionally, the Company may force conversion in the event that (i) the closing price of the Company’s Common Stock is greater than $16.00 per share, (ii) the average daily volume for such 10 day period exceeds 10 million shares, and (iii) the shares will be free trading pursuant to Rule 144 or registered for resale upon conversion. During November 2025, in exchange for using the lender an aggregate of 10,000 shares of Common Stock, the maturity date of this note was extended until November 1, 2025.

As a result, the Company evaluated the amendments in accordance with ASC 470-50, Debt—Modifications and Extinguishments, to determine whether the transaction should be accounted for as a modification or an extinguishment of the existing debt. The Company determined that the change in present value was less than 10% of the carrying amount of the original debt instrument. Accordingly, the amendment was accounted for as a modification of the existing debt under ASC 470-50 and the related amount expensed during the quarter ended December 31, 2025.

As of December 31, 2025 and March 31, 2025, there were a total of two convertible notes payable outstanding to Stuff International and The Campbell Trust representing a total related note payable balance of $253,195 and $211,113, respectively. Notwithstanding, this does not include notes held by our executive officers in their individual capacity, as set forth in Note 19 below.

The CEO of Stuff International, Inc. is also the CEO of the Company, Adam Nicosia. The trustee of the Campbell Trust is also the executive chairman of the Company, Jeff Campbell. Please see the section of this Form 10-Q entitled “Risk Factors” for additional information.

NOTE 14 – RELATED PARTY NOTES PAYABLE

Related party notes payable at December 31, 2025 and March 31, 2025 consists of the following

	December 31, 2025	March 31, 2025

Stuff International	$223,246	$223,246

Total Related Party Notes Payable	223,246	223,246

Accrued Interest	36,086	19,267

Related Party Notes Payable	$259,331	$242,511

As of December 31, 2025, the Stuff International and totals $223,246 plus accrued interest of $34,086 and $19,267 as of March 31, 2025 for a total balance of $259,331 and $242,511 as of March 31, 2025, respectively. This note payable bears a 10% interest rate. This note is not convertible into Common Shares of the Company. Adam Nicosia our current Chief Executive Officer owns Stuff International. He also owns Ecoscientific Labs that owns 475,000 shares of common stock as of December 31, 2025 and March 31, 2025, respectively. Please note the maturity date of this note was extended until December 31, 2025.

On June 2, 2025, Ballengee entered into a note payable for $250,000 bearing an interest rate of 12% for 90 days. As October 31, 2025, this note had accrued interest of $12,250. This note was repaid for cash on November 5, 2025 for $250,000 plus accrued interest of $12,500. As a result there is zero balance remaining on this note.

On March 31, 2025, the balance related to Market Group International is $252,003 plus accrued interest of $32,795 for a total balance of $284,797. This entire balance was converted per the terms of the note payable agreement to common stock at a 20% discount to market. The market price at that time was $12.00 so the conversion price was $9.60 for 29,666 common shares. As a result, there was zero balance remaining owed to Market Group International as of March 31, 2025. Market Group International is owned by Robert Van Boreum our ex – Chief Executive Officer and it holds 259,412 of our outstanding Common Stock as of December 31, 2025 and March 31, 2025, respectively.

NOTE 15 – NOTES PAYABLE

Notes payable at December 31, 2025 and March 31, 2025 consist of the following:

	December 31, 2025	March 31, 2025

Beach Capital	$65,000	$-
	-	-
Total Notes Payable	65,000	-

Accrued Interest	1,377	-

Total Notes Payable, accrued interest	66,377	$-

On October 2, 2025, November 13, 2025, and December 15, 2025, in exchange for an aggregate of $65,000, the Company issued a notes in the principal amounts of $25,000, $25,000, and $15,000, respectively. The notes bear interest at a rate of 10% per annum. As December 31, 2025, these notes had a principal balance of $65,000 and had accrued interest of $1,377. The Notes each mature on June 30, 2026.

NOTE 16 – COMMISSION PAYABLE

The Company has a line of commissions payable at December 31, 2025 and March 31, 2025 consisting of the following:

	December 31, 2025	March 31, 2025

Commissions payable	$4,100,957	$-
Total commissions payable	$4,100,957	$-

Commissions payable - current	$2,046,529	$-
Commissions payable – long term	$2,054,428	$-

Commissions payable consist of the entire amount of commissions earned on executed contracts in the current year for athletes to the Ballengee’s agents. All commissions are expensed and booked as a payable in the year the contract is executed and offset as it is paid when amounts due under the contract are paid to Ballengee.

NOTE 17 – DUE TO RELATED PARTY

Amounts due to related parties at December 31, 2025 and March 31, 2025 consist of the following

	December 31, 2025	March 31, 2025
Edgeware Energy	35,000	-
Jorgan Development, LLC	$563,820	$-
Total due to related party	598,820	-
Accrued Interest	-	-
Total due to related party	$598,820	$-

Ballengee received operating loans from Jorgan Development, LLC (“Jorgan”), a Texas limited liability company owned by James H. Ballengee (“James”), a manager of Ballengee, our majority shareholder. The loans have no stated repayment terms and are zero- interest bearing. As of December 31, 2025, Ballengee owed a total of $563,820 to Jorgan.

In addition, James H Ballengee had advanced $135,000 from his other company called Edgeware Energy which is also a Texas Limited liability company also owed by James H Ballengee. The loan also has no stated repayment are zero-interest bearing. On October 3, 2025, $100,000 was paid back to Edgeware Energy. As of December 31, 2025, the Company owed a total of $35,000 to Edgeware.

NOTE 18 –LINE OF CREDIT

The Company has a line of credit balance at December 31, 2025 and March 31, 2025 consisting of the following:

	December 31, 2025	March 31, 2025

Line of credit	$249,022	$-
Total Line of credit	$249,022	$-

On November 6, 2025, Ballengee entered into a revolving line of credit for up to $3,000,000 (“Revolving Loan”) with Texas Security Bank. Additionally, 2278 Monitor, LLC (“2278”), an entity controlled by James Ballengee, our majority shareholder, entered into a revolving line of credit for up to $2,000,000, secured by 2278’s real property holdings. As of December 31, 2025, $249,022 has been drawn down off of the Revolving Loan by Ballengee. All amounts due under the Revolving Loan are secured by substantially all of the assets of Ballengee. Additionally, Ballengee entered into a cross collateralization agreement whereby any default under loans entered into by 2278, by real property will result in a default under the Revolving Loan. As of December 31, 2025, the outstanding balance on the line was $249,022.

On March 2, 2020, Ballengee entered into a line of credit consisting of a loan and security agreement as well as an accompanying promissory note for $1,500,000, which was initially due on May 31, 2021, with an origination fee of 1.5%. Amounts underlying the line of credit were personally guaranteed by James Ballengee and the loans were further secured by all of the assets of Ballengee. The maximum loan amount was originally the lesser of (i) $1,500,000 or(ii) 70% of certain of Ballengee’s eligible accounts as described in the loan and security agreement. On October 3, 2025, Ballengee paid off the line of credit in full for the remaining balance of $361,272, which released all personal guarantees and security interests held by the financial institution. Accordingly, only the November 6, 2025 loan is outstanding.

NOTE 19 – RELATED PARTY CONVERTIBLE NOTES PAYABLE – LONG TERM

Related party convertible Notes payable at December 31, 2025 and March 31, 2025 consist of the following:

	December 31, 2025	March 31, 2025

Adam Nicosia	$1,478,400	$-
Jeff Campbell	492,800	-
M Brassington	184,000	-
Total related party convertible notes payable	2,156,000	-
Add: accrued interest	41,052	-
Total related convertible notes payable, accrued interest	$2,197,052	$-

On August 14, 2025, we issued subordinated convertible promissory notes to M Brassington, our interim CFO, in the principal amount of $184,800 (“Brassington Note”), Jeff Campbell, our executive chairman, in the principal amount of $492,800 (“Campell Note”) and Adam Nicosia, our CEO, in the principal amount of $1,478,400 (the “Nicosia Note”). The Brassington Note, Campbell Note and Nicosia Note (collectively, the “Notes”) each have a maturity date of three (3) years from issuance, accrue interest at the rate of 5% per annum, and are payable by the Company in full at maturity. The Notes are also convertible into Common Stock of the Company at the holder’s election at any time at a conversion price of $3.08 per share. Additionally, at maturity, the Company has the right to require holder to convert the Note(s) into shares of Common Stock at a conversion price of $3.08 per share.

As of December 31, 2025 and March 31, 2025, three notes total $2,156,000 of principal and accrued interest of $41,053 for a total outstanding balance of $2,197,052.

NOTE 20 – RELATED PARTY NOTES PAYABLE- LONG TERM

Related party notes payable at December 31, 2025 and March 31, 2025 consist of the following

	December 31, 2025	March 31, 2025

BSG Holdings, LLC	$7,425,000	$
JBAH Holdings, LLC	75,000		-
Total Related Party Notes Payable	7,500,000		-

Accrued Interest	174,657		-

Related Party Notes Payable	$7,674,657		$-

As part of the acquisition of Ballengee, the Company issued two participating promissory notes payable due June 30, 2030 with a 5% annual interest rate in principal of $7,425,000 to JBAH Holdings, LLC and the other for $75,000 to BSG Holdings, LLC. Each of the entities holding these notes are owned by James Ballengee, our majority shareholder As December 31, 2025 these notes have accrued interest of $174,657 for total related party notes payable of $7,674,657.

NOTE 21 – OPERATING LEASE LIABILITY

Right of use liability at December 31, 2025 and March 31, 2025 consist of the following:

	December 31, 2025	March 31, 2025

Operating lease liability, current	$300,000	$-
Operating lease liability, long term	671,855	-
Total operating lease liability	$971,855	$-

On April 20, 2019, Ballengee entered into an operating lease with Bacchus Capital Trading, LLC (“Bacchus”), a related party under common management, for the use of corporate office space with terms of 120 months with monthly installments of $25,000. On December 31, 2019, Bacchus assigned its rights, liabilities, and obligations as landlord to WCC. Pursuant to the acquisition of Ballengee, the Company, will continue the lease and accompanying obligations owed to WCC during the term of the lease. These lease payments may be paid to landlord in shares of Common Stock at the end of each month based on the closing price of the Common Stock on the date such lease payment is earned.

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

During the nine months ended December 31, 2025, the Company paid WCC $150,000. As of December 31, 2025 $75,000 of these lease payments were included in accounts payable on the accompanying balance sheets. As of December 31, 2025, we have issued the landlord 34,470 shares of Common Stock as payment for the rent under the lease. The Company expects to continue to pay the monthly rent expense in Common Stock, as authorized under an amendment to the lease entered into concurrently with the Ballengee acquisition.

Operating Lease Liabilities

Future minimum lease payments for each of the next five years and beyond are as follows:

2025	$-
2026	300,000
2027	300,000
2028	300,000
2029	100,000
Total minimum lease payments	1,000,000
Less: amount representing interest	(28,145)
Total lease obligation	971,855
Less: current portion	(300,000)
Total lease obligation, less current portion	$671,855

NOTE 22 – EIDL LOAN

EIDL Loan at December 31, 2025 and March 31, 2025 consists of the following:

	December 31, 2025	March 31, 2025
SBA LOAN	$-	$80,900
EIDL Loan	$-	$7,000

Total EIDL Loan	$-	$87,900

On November 5, 2025, the Company repaid the balance in full on $7,000. On April 21, 2020, Ballengee received an EIDL Advance of $7,000, which Ballengee has recorded as a loan in the event the grant is not forgiven. As of December 31, 2025 and March 31, 2025 the balance of EIDL loans is $7,000 respectively.

On July 17, 2020, Ballengee received a Small Business Administration (“SBA”) in the amount of $80,900 with. with interest-only monthly payments of $395 at 3.75%. The principal amount of the note at issuance was $80,900. The note matures on June 15, 2050 at which time the entire principal amount plus any accrued outstanding interest is due. The long-term debt is collateralized by a security interest in all tangible and intangible property of Ballengee and requires communication with SBA if there are changes to the Ballengee’s legal structure, place of business, jurisdiction of organization or name. The Company makes the standard monthly payment which is 100% interest.

On November 5, 2025, this loan was repaid in full by Ballengee.

NOTE 23: STOCKHOLDERS’ DEFICIT

Authorized Capital Stock

The Company’s authorized capital stock consists of (a) 40,000,000,000 shares of Common Stock, $0.001 par value per share (“Common Stock”) and (b) 20,000,000 shares of Preferred Stock, $0.001 par value per share (“Preferred Stock”).

As of December 31, 2025 and March 31, 2025, the Company had (i) 8,098,729 shares and 1,532,388 shares of Common Stock and (ii) zero shares of Preferred Stock issued and outstanding. All outstanding shares of Common Stock are fully paid and nonassessable.

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

Preferred Stock

There are no shares of Preferred Stock outstanding as of December 31, 2025 and March 31, 2025. The Company’s Articles of Incorporation, as amended authorizes the issuance of up to 20,000,000 shares of Preferred Stock

Common Stock

No dividends, if dividends were issued holders would have a pro-rata right, 1 share 1 vote, no preemption rights.

Preferred Stock

There are no outstanding shares of Preferred stock.

Issuance of Common Shares

During the quarter ended December 31, 2025, we issued our newly appointed chief revenue officer, a common stock purchase warrant to purchase up to an aggregate of 240,000 shares of common stock, at a price per share of $3.08. The warrant expires on November 18, 2030 and vests as follows: (i) 48,000 shares vest at issuance, and (ii) an additional 48,000 shares vest on each yearly anniversary thereafter such that the warrant is fully vested on the four (4) year anniversary of the date of issuance. The warrant also vests (i) fully upon a “change of control” of the Company, as defined in the warrant or (ii) ratably from the most recently completed vesting period until the date of any termination of employment other than “cause,” “permanent disability”, or death.

During the quarter ended December 31, 2025, the Company issued 34,470 restricted shares of common stock to Wakson Enterprises for $75,000 of the outstanding rent payables balance.

During the quarter ended December 31, 2025, the Company issued 10,000 restricted shares of common stock to Campbell Trust to extend the maturity date of the convertible note.

During the quarter ended December 31, 2025, the Company issued 10,000 restricted shares of common stock to Stuff International to extend the maturity date of the convertible note.

During the quarter ended December 31, 2025, the Company issued 5,000 restricted shares of common stock to the holder of the convertible note to extend the maturity date of the convertible note.

During the quarter ended December 31, 2025, the Company issued two separate consultants, each a warrant to purchase 8,333 shares of common stock. Of the shares underlying each of the warrants (i) 2,777 vest on issuance and (ii) 5,556 vest on a quarterly basis over a two year period beginning on the one year anniversary of the issuance date and ending on the three year anniversary of the issuance date.

During the quarter ended December 31, 2025, the Company issued a consultant a warrant to purchase up to 8,000 shares of Common Stock at a price per share of $3.08, and a term of five (5) years. Of the shares underlying the warrant, 2,666 vest immediately, and 5,334 vest in eight (8) equal quarterly periods beginning on the one (1) year anniversary of the issuance date and ending on the three (3) year anniversary of the issuance date.

During the quarter ended December 31, 2025, the Company issued 6,500,000 restricted shares of common stock to BSG Holdings and JBAH Holdings as part of the consideration paid for the acquisitions of Ballengee Group.

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

Date of Transaction	Transaction type (e.g., new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to. *You must disclose the control person(s) for any entities listed.	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
3/31/23	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
3/31/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted
3/31/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
3/31/23	New Issuance	625	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted
4/5/23	New Issuance	13,514	Common	$4.48	Yes	Paul Kison	Debt Conversion	Restricted
6/30/23	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
6/30/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted
6/30/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
6/30/23	New Issuance	1,250	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted
8/29/23	New Issuance	71,857	Common	$4.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Debt Conversion	Restricted
9/30/23	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
9/30/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted
9/30/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
9/30/23	New Issuance	1,250	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted
10/27/23	New Issuance	3,715	Common	$8.32	Yes	OC Sparkle	Debt Conversion	Restricted
10/27/23	New Issuance	2,754	Common	$8.32	Yes	OC Sparkle	Debt Conversion	Restricted
10/27/23	New Issuance	3,509	Common	$8.32	Yes	OC Sparkle	Debt Conversion	Restricted
10/27/23	New Issuance	7,643	Common	$8.32	Yes	CZA, Inc.	Debt Conversion	Restricted
12/31/23	New Issuance	15,625	Common	$8.32	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
12/31/23	New Issuance	15,625	Common	$8.00	No	Market Group International (Robert Van Boerum)	Professional Services	Restricted
12/31/23	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
12/31/23	New Issuance	1,250	Common	$8.00	No	Johannesen Consulting, Inc. (Thomas Johannesen)	Professional Services	Restricted
3/31/24	New Issuance	15,625	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
3/31/24	New Issuance	625	Common	$8.00	No	Vasil Popov	Professional Services	Restricted
6/30/24	New Issuance	10,417	Common	$8.00	No	EcoScientific Labs (Adam Nicosia)	Professional Services	Restricted
12/31/24	New Issuance	7,500	Common	$28.00	No	SD Law Group	Professional Services	Restricted
12/31/24	New Issuance	1,250	Common	$9.20	No	Vasil Popov	Professional Services	Restricted
3/31/25	New Issuance	29,666	Common	$9.60	No	Market Group International (Robert Van Boerum)	Note Payable	Restricted
6/30/25	Rounding Adjustment from reverse split	6,871	Common	$0	No	N/A	N/A	Restricted
7/1/2025	New Issuance	65,000	Common	$3.076	No	JBAH HOLDINGS, LLC	Ballengee Group Acquisitions	Restricted
7/14/2025	New Issuance	6,435,000	Common	$3.076	No	BSG HOLDINGS, LLC	Ballengee Group Acquisitions	Restricted
11/14/2025	New Issuance	10,000	Common	$2.90	No	Campbell Trust	Convertible note	Restricted
11/14/2025	New Issuance	10,000	Common	$2.90	No	Stuff International	Convertible note	Restricted
11/14/2025	New Issuance	5,000	Common	$2.90	No	DO	Convertible note	Restricted
11/14/2025	New Issuance	34,470	Common	$3.49,	No	Wakson Enterprises	Accounts Payable	Restricted
11/14/2025	New Issuance	34,470	Common	$3.10,	No	Wakson Enterprises	Accounts Payable	Restricted
11/14/2025	New Issuance	34,470	Common	$1.30	No	Wakson Enterprises	Accounts Payable	Restricted

Shares Outstanding on Date of This Report:
Date 9/30/2025	Ending Balance Common: 8,098,729

NOTE 24 – COMMITMENTS

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s income statement in the same line item as expense arising from fixed lease payments. As of December 31, 2025 and March 31, 2025, management determined that there were no variable lease costs.

Litigation

Except for routine litigation, there is no pending, threatened or actual legal proceedings in which the Company is a party.

NOTE 25: SUBSEQUENT EVENTS

On January 5, 2026, the Company issued a promissory note to Beach Capital LLC in principal of $10,000 in exchange for cash. The note bears an interest rate of 10% and matures on June 30, 2026.

On February 13, 2026, the Company issued a promissory note to Stuff International, LLC in principal of $40,000 in exchange for cash. The note bears an interest rate of 10% and matures on June 30, 2026.

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

● Results of Operations — Analysis of our financial results comparing the three and nine months ended December 31, 2025 and 2024.

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

The Company previously began developing an AI-driven platform for use in the beauty and health industry. Subsequent to its acquisition of Ballengee Group, LLC (“Ballengee”) in July 2025, the Company shifted its focus to on: (i) acquiring and operating agencies that manage athletes, brands, and sports-related talent and (ii) continuing the development of the Company’s proprietary AI-driven influencer and brand optimization platform, called AdaptAI.

The Company’s wholly owned subsidiary, Ballengee, is a Texas-based Major League Baseball agency with approximately 150 professional clients, with more than 40 in the Major Leagues. Ballengee currently have seven (7) full time agents and a recruiting department. Ballengee primarily markets through a boots-on-ground model, with a team of five scouts covering the high school and collegiate athlete markets across the southern United States and Sunbelt region. The Company believes that AdaptAI, if and when completed, would assist the Company in attempting to consolidate and scale athlete representation and social monetization services.

The Company’s technology platform, AdaptAI, is a proprietary AI-driven tool being developed to identify optimal alignment between brands and social media influencers. The platform, if and when completed, aims to create a data fingerprint for each athlete or brand, enabling precise matching with influencers whose audience and engagement metrics are best suited for targeted marketing campaigns. AdaptAI is being designed to continually analyze proprietary data for each specific campaign along with public data sources as additional feedback to inform ongoing promotional activities and to further refine its algorithm and attempt to monetize accumulated data. This strategic alignment is intended to maximize exposure and sponsorship value for its applicable influencer and the Company’s athlete clients, while maximizing response rates for partner brands. As of February 15, 2025, As of February 15, 2025 AdaptAI is currently in its beta phase. Subject to the Company raising sufficient capital or having adequate free cash flow to cover development costs, which management estimates such development costs to be approximately $250,000, management believes that AdaptAI will be completed for the Company’s internal use by December 31, 2026.

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

Nine Months Ended December 31, 2025 and 2024

Results of Operations

Revenues

Revenues are primarily from revenues recognized on MLB contracts for its represented athletes. The Company earns a commission on all salaries, incentives, and bonuses stipulated in the contract on those bonuses when the performance targets are achieved or they are awarded as the payments for those bonuses are guaranteed by the club and approved contractually by the payments received for products shipped and sold through our vendors. Revenues for the nine months ended December 31, 2025 increased to $3,653,574, or 86,537%, as compared to the nine months ended December 31, 2024, primarily due revenues earned through the acquisitions of Ballengee.

Cost of Revenues

Cost of revenues are primarily commissions earned on executed contracts in the current year for the athletes to the Company’s agents. All commissions are expensed and booked as a payable in the year the contract is executed and offset as it is paid when amounts due under the contract are paid to the Company. Cost of revenues for the nine months ended December 31, 2025 were $2,798,467 and zero for the nine months ended December 31, 2024, as the acquisition of Ballengee did not occur until July 2025.

General and administrative expenses

General and administrative expense include the costs associated with personnel to manage the sports agency. General and administrative expenses increased for the nine months ended December 31, 2025 by $1,437,273, or 2,509%, as compared to the nine months ended December 31, 2024, primarily due to the acquisitions of Ballengee Group during the nine months ended December 31, 2025.

Amortization Expense

The Company is amortizing the intangible asset of the future value of contracts of $19,180,000 over 36 months. As a result, it incurred an amortization expense of $1,598,333 during the nine months ended December 31, 2025.

Professional fees

Professional fees include the costs of professional consultants to operate the Company. Professional fees increased for the nine months ended December 31, 2025 by 2,559,325 or 410%, as compared to the nine months ended December 31, 2024, primarily due to increased consultants compensation to assist in the acquisition of Ballengee.

Other expense

Other expense includes interest expense on note payables and on Ballengee’s secured line of credit. Other expense increased for the nine months ended December 31, 2025 by $381,938, or 1,005%, as compared to the nine months ended December 31, 2024, primarily due to the issuance of promissory notes bearing interest in 2025, that were not outstanding for the nine months ended December 31, 2024.

Liquidity and Capital Resources

Our cash flow activities were as follows for the periods presented:

	Nine Months Ended December 31,
	2025	2024	Change

Net cash flows used for operating activities	$(1,369,718)	$(225,040)	$1,144,678
Net cash flows used for investing activities	(231,914)	-	231,915
Net cash flows provided by financing activities	1,633,828	250,000	(1,383,828)

Operating activities

Net cash flows used for operating activities was ($1,369,718) and ($225,040) for the nine months ended December 31, 2025 and 2024, respectively. The decrease of net cash flows used for operating activities of $1,144,678 was primarily due to the Company increase in contracts receivables related to contracts entered into by the Ballengee.

Investing activities

Net cash flows used for investing activities was $231,914 is primarily made up of loans from related parties related to the Ballengee acquisition for the nine months ended December 31, 2025. There were no investing activities for the nine months ended September 30, 2024, respectively.

Financing activities

Net cash flows from financing activities is primarily made up of the purchase price paid for the acquisition of Ballengee Group. In additional the company issued convertible notes during the nine months ended December 31, 2025. There was one loan issued during the same period in 2024 to a related party.

	December 31, 2025	March 31, 2025	Change

Cash	$32,767	$572	$(32,195)
Current liabilities	5,686,947	1,031,987	(4,654,960)

The Company’s primary sources of liquidity are from cash flows generated from operations and to a lesser extent financing activities. As of December 31, 2025 and March 31, 2025, the Company had cash of $32,767 and $572, respectively. As of December 31, 2025 and March 31, 2025, the Company had current liabilities of $5,913,866 and $1,031,987, respectively.

The Company believes its existing cash and expected cash flows from operations will not be sufficient to meet our working capital, capital expenditures, and expected cash requirements from known contractual obligations for the next twelve months and beyond. It will need to raise additional capital to continue operations.

Net Loss

As a result of the foregoing, for the nine months ended December 31, 2025, we incurred a net loss of $5,837,708 compared to a comprehensive net loss of $715,946 for the nine months ended December 31, 2024. The increase in net loss is primarily the result of the amortization expense incurred for the first time as well as the increased professional fees with the Ballengee acquisition.

The Company is expending working capital to further their business plan.

Three Months Ended December 31, 2025 and 2024

Results of Operations

Revenues

Revenues are primarily from revenues recognized on MLB contracts for its represented athletes. The Company earns a commission on all salaries, incentives, and bonuses stipulated in the contract on those bonuses when the performance targets are achieved or they are awarded as the payments for those bonuses are guaranteed by the club and approved contractually by the payments received for products shipped and sold through our vendors. Revenues for the three months ended December 31, 2025 increased $1,524,451, or 122,528%, as compared to the three months ended December 31, 2024, primarily due revenues earned through the acquisition of Ballengee.

Cost of Revenues

Cost of revenues primarily Commissions earned on executed contracts in the current year for the athletes to the Company’s agents. All commissions are expensed and booked as a payable in the year the contract is executed and offset as it is paid when amounts due under the contract are paid to the Company. Cost of revenues for the three months ended December 31, 2025 were $1,464,942 consistently zero compared to the three months ended December 31, 2024, due to the acquisition of Ballengee.

General and administrative expenses

General and administrative expense include the costs associated with personnel to manage the sports agency. General and administrative expenses increased for the three months ended December 31, 2025 by $849,759, or 12,474%, as compared to the three months ended December 31, 2024, primarily due to the acquisition of Ballengee during the quarter ended December 31, 2025.

Amortization Expense

The Company is amortizing the intangible asset of the future value of contracts of $19,180,000 over 36 months. As a result, it incurred an amortization expense of $1,598,333 during the three months ended December 31, 2025.

Professional fees

Professional fees include the costs with professional consultants to help manage the public entity. Professional fees increased for the three months ended September 30, 2025 by 70,445 or 27%, as compared to the three months ended September 30, 2025, primarily due to increased consultant compensation to assist in the acquisition of Ballengee.

Other expense

Other expense includes interest expense on note payables and on Ballengee’s secured line of credit. Other expense increased for the three months ended December 31, 2025 by $202,217, or 1,152%, as compared to the three months ended December 31, 2024, primarily due to the issuance of promissory notes bearing interest in 2025 that are not outstanding for the three months ended December 31, 2024.

Net Loss

As a result of the foregoing, for the three months ended December 31, 2025, we incurred a net loss of $2,946,326 compared to a comprehensive net loss of $285,071 for the three months ended December 31, 2024. The increase in net loss is primarily the result of the amortization expense incurred for the first time as well as the increased professional fees and General and administrative fees with the Ballengee acquisition.

The Company is expending working capital to further its business plan.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and March 31, 2025, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued and Adopted Accounting Pronouncements

See Note 1 to the accompanying audited financial statements included herein and starting on page F-1 for further discussion.

Future Liquidity Needs

The Company has met its current capital requirements primarily through the issuance of its debt securities. Management views the working capital that is raised in its promissory notes as being equivalent to raising working capital via common equity subscriptions. Certain of our promissory notes / debt securities have conversion features whereby the holder can convert the principal and accrued interest into shares of our common stock. We anticipate issuing additional equity and or debt securities to fund the operations of our business, including that of Ballengee in the near term, as we have not achieved profitability. There can be no assurances that when, if ever, we achieve profitability.

Going Concern

The Company’s financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our condensed financial statements for the period ended December 31, 2025. Our total accumulated deficit as of December 31, 2025 was approximately $15 million.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital of debt or its equity securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying condensed financial statements. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended December 31, 2025. See Note 3 to the statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its condensed results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements. See Note 3 to the statements in our 2025 Annual Report filed with the SEC on July 3, 2025, for a complete discussion of our significant accounting policies and estimates.

Off-Balance Sheet Transactions

At December 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2025 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends on the success of new and unproven initiatives, including the development of our AdaptAI, artificial intelligence platform, and our ability to generate revenues is highly uncertain.

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

We may not realize the anticipated benefits of the Ballengee acquisition, and the acquisition may not improve our financial performance.

In July 2025, we completed the acquisition of Ballengee, which we believed had the potential to increase revenue and accelerate our path to profitability. Although integration efforts have been ongoing, we have not yet achieved profitability, and there can be no assurance that the acquisition will result in the anticipated operational or financial benefits.

Successfully realizing the anticipated synergies from this acquisition depends on a number of factors, many of which are outside of our control, including our ability to:

●	Successfully integrate Ballengee’s operations into our Company without significant disruption;

●	Retain key athlete clients and personnel critical to Ballengee’s operations;

●	Successfully develop, leverage, and monetize our AdaptAI AI software to generate social media promotional opportunities for Ballengee’s athletes; and

●	Manage the combined company’s costa nd working capital requirements effective.

Because AdaptAI is still in development and unproven in the market, there is no guarantee that it will generate the expected incremental revenues or competitive advantages. If Ballengee’s financial results decline or fail to meet expectations, our business, financial condition, and results of operations could be materially adversely affected, and investors could lose part or all of their investment.

As a result, the Company believes that its results of operations may fluctuate significantly, and it is possible that the Company’s operating results could be below the expectations of investors.

Our AI based Social Media Software, AdaptAI, is critical for the marketing and growth of our products

Management has devoted substantial time in developing our AdaptAI technology platform to assist in locating and negotiating promotional arrangements with social media influencers. Although the AdaptAI platform has successfully completed beta testing, there is no guarantee that the software will operate as expected when completed, or be able to provide us with assistance in obtaining the proper influencer to successfully market our services and clients. Further, there can be no assurance that the AdaptAI platform will be as valuable to our business as we anticipate. If the software does not work as expected, the ability to promote our clients will be negatively impacted.

Management estimates that we will need approximately $250,000 of additional capital to complete development of AdaptAI. There is no certainty that we will raise sufficient capital or have sufficient profits to complete development of AdaptAI. In addition, if AdaptAI does not work as expected, we might be required to spend additional capital in software development. There are no guarantees that we will have the capital to spend in development or be able to get the software to work as desired even if we do spend additional capital. We also expect that we will need to spend additional capital in the future to further improve and maintain our software. There are no guarantees that we will have this capital to spend nor be able to successfully make the improvement as desired even if we do spend such capital.

Risks Related to Our Business

We depend on the relationships of our agents, managers, and other key personnel with clients in professional sports and sponsorships and brands related thereto.

We depend upon relationships that our agents, managers, and other key personnel have developed with clients across the baseball industry. The relationships that our agents, managers, and other key personnel have developed with studios, brands, and other key business contacts help us to secure access to sponsorships, endorsements, professional contracts, and other opportunities for our clients. Due to the importance of those industry contacts to us, a substantial deterioration in these relationships, or substantial loss of agents, managers, or other key personnel who maintain these relationships, could adversely affect our business. In particular, our client management business is dependent upon the highly personalized relationships between our agents and respective clients. A substantial deterioration in the Ballengee’s management of a client may result in a deterioration in our relationship with, or the loss of, the clients represented by that agent or manager. The substantial loss of multiple agents or managers and their associated clients could have an adverse effect on our business, financial condition, and results of operations. Most of our agents, managers, and other key personnel are not party to long-term contracts and, in any event, can leave our employment with little or no notice. We can give no assurance that all or any of these individuals will remain with us or will retain their associations with key business contacts.

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

We derive substantial revenue from the engagements, sponsorships, licensing rights, and distribution agreements entered into by the baseball clients with whom we represent through Ballengee. We depend on identifying, signing, and retaining as clients those athletes whose identities are in high demand by the public and, as a result, are deemed to be favorable candidates for engagements. Our competitive position is dependent on our continuing ability to attract, develop, and retain clients whose work is likely to achieve a high degree of value and recognition by sponsors as well as our ability to provide such clients with sponsorships, endorsements, professional contracts, and other opportunities. Our failure to attract and retain these clients, an increase in the costs required to attract and retain such clients, or an untimely loss or retirement of these clients could adversely affect our financial results and growth prospects. These clients may decide to discontinue their relationship with us at any time and without notice. In addition, the clients with whom we have entered into written contracts may choose not to renew their contracts with us on reasonable terms or at all or they may breach or seek to terminate these contracts. If any of our clients decide to discontinue their relationships with us, whether they are under a contract or not, we may be unable to recoup costs expended to develop and promote them and our financial results may be adversely affected. Further, the loss of such clients could lead other of our clients to terminate their relationships with us.

Our professional athlete clients are also members of certain unions that are signatories to collective bargaining agreements. Any expiration, termination, revocation or non-renewal of these franchises, collective bargaining agreements, or licenses and any work stoppages or labor disturbances could adversely affect our business.

Our professional athlete clients are subject to collective bargaining and/or franchise agreements. These collective bargaining and/or franchise agreements regularly expire and require negotiation in the ordinary course of business. Upon the expiration of any of these collective bargaining and/or franchise agreements, with no assurance that the unions will be able to negotiate new collective bargaining and/or franchise agreements on satisfactory terms or at all. Our operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating. Certain such unions have in the past gone on strike, and in the future may do so again. We cannot predict the effect that a potential work stoppage would have on our business. Ballengee is a signatory to certain agreements with the unions that represent certain of its clients (for example, with the Major League Baseball Players association).

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

Changes in public and consumer tastes and preferences, athlete performance, and social media trends and digital platform dynamics could reduce demand for our representation, future AI-driven marketing, and adversely affect our business

Our business model depends on our ability to represent professional athletes and successfully connect them with endorsement, sponsorship, and marketing opportunities. Demand for these services is highly sensitive to factors beyond our control, including changes in consumer tastes, social and political climate, brand sentiment, social media trends, and the popularity and public perception of the athletes we represent.

The market for athlete marketing is rapidly evolving. Brands may reduce spending on endorsements or shift marketing budgets away from athlete-driven campaigns to other digital strategies. In addition, social media platforms frequently modify their algorithms, content policies, and monetization frameworks, which may affect the visibility and engagement of our clients’ content and reduce the effectiveness of marketing campaigns.

Our revenues are also directly impacted by the on-field performance, injuries, public conduct, and media exposure of the athletes we represent. Negative publicity, reputational harm, or controversies involving our clients could result in termination or non-renewal of endorsement agreements and damage our ability to attract new clients or brand partners.

Furthermore, the AdaptAI platform, which is intended to enhance matching between athletes and marketing opportunities, is still being developed and remains unproven. If consumer trends shift away from influencer-driven marketing, or if AdaptAI fails to deliver measurable value to clients and sponsors, our anticipated growth and competitive positioning may not materialize.

Any of these factors could reduce demand for our services and materially adversely affect our business, financial condition, and results of operations.

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

For example, in October 2025, we entered into a letter of intent to acquire Levelution Sports, which represents NIL athletes, along with providing compliance, brand partnerships, and athlete development services. There can be no assurances that we will complete the acquisition of Levelution or any other potential transaction, and if completed, whether we will be able to integrate such businesses into the Company, or whether we will be able to expend sufficient operating capital in order to grow and expand such businesses or whether they will ever be profitable acquisitions for the Company, if and when completed.

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

To achieve our objectives, we require a management team with expertise in software development, product development, sports representation, and sales and marketing. Although we recently appointed (i) Jeff Campbell as our executive chairman, who has experience in sports agencies, the fitness industry, marketing and technology, and (ii) Omar Karim, as our chief revenue officer, who has experience in digital technology and brand strategy, we still have a limited management team. Although we have agreements with certain executive officers and outsourced programming consultants, these agreements may be terminated at any time. We do not maintain “key person” insurance for any of our executives or other employees, and competition for qualified personnel in our industries is intense. If we cannot attract and retain qualified personnel on acceptable terms, our growth and operations could be adversely affected.

We also owe accrued salary to our Chief Executive Officer and Chief Financial Officer, which may impact their continued service and create financial and reputational risks. As of December 31, 2025, our Chief Executive Officer, Adam Nicosia, is owed approximately $180,000 in accrued but unpaid salary, and our chief accounting officer and interim Chief Financial Officer, Marilu Brassington, is owed approximately $117,500 There is no assurance that either executive will continue to provide services to the Company if delays in paying their full compensation persist. As of the date of this Quarterly Report on form 10-Q, we do not have sufficient capital to pay these accrued amounts. If either officer were to resign or reduce his or her involvement due to nonpayment, our operations, strategic direction, and ability to attract investors or key partners could be materially and adversely affected. Moreover, failure to pay accrued compensation may raise legal, accounting, and reputational concerns and could expose us to claims or liabilities under employment laws. We expect to attempt to satisfy the unpaid balances once we achieve sufficient profitability or raise additional capital, but there can be no assurance as to when or whether we will be able to do so.

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

We have substantial outstanding convertible debt held by our management, which in addition to impacting their potential continued service, could create conflicts of interest.

We have outstanding indebtedness held by certain of our executive officers, directors and their affiliated entities, as of December 31, 2025 of:

●	$1,879,917 in outstanding convertible notes (including principal and accrued interest and fees) owed to Adam Nicosia (our CEO), or his affiliated entities, which are convertible into approximately 610,963 shares of our Common Stock, with maturity dates ranging from 2026 to 2028;
●	$617,340 in outstanding convertible notes (including principal and accrued interest and fees) owed to Jeff Campbell (our executive chairman), or his affiliated entities, which are convertible into approximately 200, 435 shares of our Common Stock, with maturity dates ranging from 2026 to 2028; and
●	$188,319 in outstanding convertible notes (including principal and accrued interest and fees) owed to Marilu Brassington (our interim CFO), which are convertible into approximately 61, 142 shares of our Common Stock, with maturity dates ranging during 2028;

Given that we do not have sufficient funds to currently repay these convertible notes, and certain members of management are additionally owed outstanding wages, there can be no assurances that these officers / directors will continue to provide services to the Company.

Additionally, since the holders of these convertible instruments are members of our executive management and Board, conflicts of interest may arise. These individuals may have interests in their capacity as creditors that differ from, or are in addition to, their interests as stockholders or fiduciaries. Although any related-party transaction is subject to applicable fiduciary duties and governance procedures, there can be no assurance that potential conflicts will be resolved in a manner favorable to unaffiliated stockholders.

Obligations under the participating promissory notes issued in the Ballengee acquisition will reduce the proceeds available from future capital raises and may limit the use of our cash flows.

In connection with our acquisition of the Ballengee, we issued a participating promissory notes in the aggregate principal amount of $7,500,000 to the sellers. These notes require us to make mandatory repayments equal to (i) 10% of the gross proceeds from any offering of our equity securities that results in at least $250,000 in gross proceeds, and (ii) 50% of the free cash flows generated by Ballengee Group’s operations each calendar quarter, with the percentage reducing over time as principal is repaid. There were no free cash flows generated by Ballengee in any calendar quarter since the Company acquired Ballengee.

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

Under the terms of the acquisition of Ballengee, the former owners of Ballengee are entitled to receive up to $20,000,000 in additional earnout consideration over a four-year period beginning January 1, 2025 and ending December 31, 2028, payable in shares of our common stock if certain EBITDA targets are met by Ballengee Group’s operations as follows: for each earnout year, (i) no payment will be made if Ballengee’s EBITDA is below $2,000,000, (ii) a payment equal to actual EBITDA will be made if EBITDA is between $2,000,000 and $5,000,000, and (iii) a payment of $5,000,000 will be made if EBITDA is at least $5,000,000. For the calendar year ending December 31, 2025, there was not positive EBITDA and accordingly, no earnout consideration was paid.

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

In addition, we have as of December 31, 2025, we have approximately $913,774 in outstanding convertible notes including accrued interest that are due and payable at various times in 2026. While the holders may convert these instruments into capital stock of the Company, we may be required to make substantial interest and principal payments at maturity. Given that the Company is not currently profitable, there can be no assurance that we will generate sufficient revenue or cash flow, or obtain additional financing on favorable terms, for us to satisfy these obligations when due. If we are unable to repay, refinance, or restructure our outstanding indebtedness, we could be forced to sell assets, issue additional equity securities at dilutive prices, or seek protection under bankruptcy or insolvency laws. Any such events could materially and adversely affect our business, financial condition, results of operations, and the value of your investment.

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

Our auditors’ report on our consolidated financial statements for the year ended December 31, 2025 expressed an opinion that we had a working capital deficit of $1,806,215 as the year end and have incurred losses and not yet generated significant revenue from our operations and that we will require additional funds to maintain our operations. Our current cash level raises substantial doubt about our ability to continue as a going concern past the quarter ending on December 31, 2025. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and may need to cease operations which means that our shareholders will lose their entire investment.

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

Risks Related to Technology

Use of Artificial Intelligence in AdaptAI Presents Operational, Legal, Ethical, and Competitive Risks.

We are developing our AdaptAI platform to incorporate artificial intelligence and machine learning technologies to provide certain features and functionality. The development, training, and operation of AI models depend on the quality, accuracy, and representativeness of the data used. Inaccurate, incomplete, or biased data sets may result in flawed outputs, which could reduce the effectiveness of our services, lead to incorrect conclusions or recommendations, and harm our reputation.

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

Following the completion of the Ballengee acquisition, the former principals of Ballengee own in excess of 80% of our outstanding Common Stock, giving them the ability to control or significantly influence the election of directors, approval of significant corporate transactions, and other matters requiring stockholder approval. Further, we have been paying the former principals of Ballengee, or their affiliated entities, payments for rent of Ballengee’s office facilities in our Common Stock. We anticipate continuing to make ongoing payments in Common Stock, which may result in an even greater concentration of ownership in the former principals of Ballengee. This concentration of ownership may delay, deter, or prevent a change in control of our Company, even if such a change of control would benefit our other stockholders, and could limit your ability to influence corporate matters.

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

Our articles of incorporation, as amended, authorizes the issuance of up to 40,000,000,000 shares of Common Stock and 20,000,000 shares of “blank check” preferred stock. The preferred stock may be issued in one or more series, with such rights, preferences, privileges, and restrictions (including voting, dividend, conversion, redemption, and liquidation rights) as may be determined by our board of directors without further stockholder approval. As of December 31, 2025, we had 8,098,729 shares of Common Stock outstanding and no preferred stock outstanding. In addition, we had approximately $291,074 in outstanding convertible promissory notes and $2,450,247 in outstanding related party notes payable, which are convertible, including accrued interest, into approximately 890,039 shares of Common Stock as of that date.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

1.

On November 18, 2025, in connection with his appointment as chief revenue officer, we issued Omar Karim, a warrant to purchase up to an aggregate of 240,000 shares of common stock, at a price per share of $3.08. The warrant expires on November 18, 2030 and vests as follows: (i) 48,000 shares vest at issuance, and (ii) an additional 48,000 shares vest on each yearly anniversary thereafter such that the warrant is fully vested on the four (4) year anniversary of the date of issuance. The warrant also vests (i) fully upon a “change of control” of the Company, as defined in the warrant or (ii) ratably from the most recently completed vesting period until the date of any termination of employment other than “cause,” “permanent disability”, or death. The warrant was valued at $739,200 at issuance.

2.

On November 18, 2025, the Company issued three separate consultants, each a warrant to purchase 8,333 shares of common stock. Of the shares underlying each consultant’s warrants (i) 2,777 vest on issuance and (ii) 5,556 vest on a quarterly basis over a two year period beginning on the one year anniversary of the issuance date and ending on the three year anniversary of the issuance date. Each consultant’s warrants were valued at $25,667 at issuance.

3.	Pursuant to the acquisition Ballengee, the Company may make rent monthly rent payments of $25,000 to an entity owned by James Ballengee, our majority shareholder, in lieu of cash. Accordingly, for the months ending October, November and December 2025, we will issued an aggregate of 37,267 shares to Waskom Enterprises, LLC. The Shares were valued in the aggregate at a blended value of approximately $1.20 per share. The shares issued are subject to the lock-up agreement entered into by the Company and James Ballengee’s entities in connection with the acquisition of Ballengee Group, LLC.

4.	In connection with the extension of maturity dates of three (3) convertible promissory notes, on November 14, 2025, the Company issued the following shares of Common Stock to the respective lenders:

●	5,000 shares of Common Stock valued at $14,500 on the date of issuance in exchange for extending the maturity date of a convertible promissory note issued on October 10, 2024 to extend the maturity from October 10, 2025 to April 10, 2026.
●	10,000 shares of Common Stock valued at $29,000 on the date of issuance in exchange for extending the maturity date of a convertible promissory note issued on October 30, 2024 to extend the maturity from October 30, 2025 to October 30, 2026. The shares were issued to Stuff International, Inc., an entity controlled by Adam Nicosia, our CEO.
●	10,000 shares of Common Stock valued at $29,000 on the date of issuance in exchange for extending the maturity date of a convertible promissory note issued on September 24, 2024 to extend the maturity from September 24, 2025 to September 24, 2026. The shares were issued to The Campbell Trust. Jeff Campbell, our executive chairman serves as the trustee for The Campbell Trust.

5.	On November 5, 2025, the Company issued a consultant a warrant to purchase up to 8,000 shares of Common Stock at a price per share of $3.08, and a term of five (5) years. Of the shares underlying the warrant, 2,666 vest immediately, and 5,334 vest in eight (8) equal quarterly periods beginning on the one (1) year anniversary of the issuance date and ending on the three (3) year anniversary of the issuance date. The warrants were valued at an aggregate of $24,640 on the date of issuance.

6.	Pursuant to the acquisition Ballengee, the Company may make rent monthly rent payments of $25,000 to an entity owned by James Ballengee, our majority shareholder. Accordingly, for the months ending July, August, and September 2025, we issued an aggregate of 34,469 shares to Waskom Enterprises, LLC. The Shares were valued in the aggregate at a blended value of approximately $2.18 per share. The shares issued are subject to the lock-up agreement entered into by the Company and James Ballengee’s entities in connection with the acquisition of Ballengee Group, LLC.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation, as amended (incorporated by reference into Exhibit 3.1 of the Registrant’s Form 10-Q, filed with the SEC on August 14, 2025).
3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10, filed with the SEC on February 12, 2025).
4.01	Form of Promissory Note entered into by Ballengee Group, LLC and Texas Security Bank dated November 3, 2025 (incorporated by reference to Exhibit 4.01 of the Registrant’s Form 8-K filed with the SEC on November 13, 2025).
4.02	Form of Common Stock Purchase Warrant issued to Omar Karim on November 18, 2025 (incorporated by reference to Exhibit 4.01 of the Registrant’s Form 8-K filed with the SEC on November 18, 2025).
4.03	Form of Common Stock Purchase Warrant issued to consultant in November 2025 (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-Q filed with the SEC on November 19, 2025).
4.04*	Form of Common Stock Purchase Warrants issued to consultants in November 2025.
4.05*	Form of promissory notes issued to lender between October 2025 and January 2026.
10.1	Form of Amended and Restated Membership Interest Purchase Agreement dated July 14, 2025 among the Company, BSG Holdings, Inc. and JBAH Holdings, Inc. for the acquisition of Ballengee Group, LLC (incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.2	Form of Participating Note dated July 14, 2025 issued in connection with the Ballengee Group, LLC acquisition (incorporated by reference to Exhibit 10.02 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.3	Form of Lock-Up Agreement entered into in connection with the Ballengee Group, LLC acquisition (incorporated by reference to Exhibit 10.03 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.4	Form of Promissory Note entered into by and between Campbell Trust (Jeff Campbell) and the Company dated September 25, 2024 (incorporated by reference to Exhibit 10.05 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.5	Form of Promissory Note entered into by and between Campbell Trust (Jeff Campbell) and Ballengee Group, LLC dated June 2, 2025 (incorporated by reference to Exhibit 10.06 of the Registrant’s Form 8-K filed with the SEC on July 18, 2025).
10.6+	Form of Consulting Agreement with Jeff Campbell to serve as Executive Chairman, dated June 30, 2025 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-K, filed with the SEC on July 3, 2025).
10.7+	Form of Employment Agreement with Marilu Brassington dated August 14, 2025 (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q filed with the SEC on August 14, 2025).
10.8	Form of Option issued to Marilu Brassington (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q filed with the SEC on August 14, 2025).
10.9	Form of Subordinated Convertible Promissory Note issued to Marilu Brassington, Jeff Campbell, and Adam Nicosia (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q filed with the SEC on August 14, 2025).
10.10	Form of Convertible Promissory Note issued to various investors (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-Q filed with the SEC on August 14, 2025).
10.11	Form of Amendment to Convertible Promissory Notes entered into by various lenders in November 2025 (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-Q filed with the SEC on November 19, 2025).
10.13	Form of Revolving Loan Agreement entered into by Ballengee Group, LLC and Texas Security Bank dated November 3, 2025 (incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed with the SEC on November 13, 2025).
10.14	Form of Pledge and Security Agreement entered into by Ballengee Group, LLC and Texas Security Bank dated November 3, 2025 (incorporated by reference to Exhibit 10.02 of the Registrant’s Form 8-K filed with the SEC on November 13, 2025).
10.15	Form of Cross-Default Cross Collateralization Agreement entered into by Ballengee Group, LLC, 2278 Monitor, LLC, and Texas Security Bank dated November 3, 2025 (incorporated by reference to Exhibit 10.03 of the Registrant’s Form 8-K filed with the SEC on November 13, 2025).
10.16	Form of Assignment of Receivables Agreement entered into by Ballengee Group, LLC and Texas Security Bank dated November 3, 2025 (incorporated by reference to Exhibit 10.04 of the Registrant’s Form 8-K filed with the SEC on November 13, 2025).
10.17	Notice of Final Agreement entered into by Ballengee Group, LLC, James Ballengee, Mary Helen Ballengee Trust and Texas Security Bank dated November 3, 2025 (incorporated by reference to Exhibit 10.05 of the Registrant’s Form 8-K filed with the SEC on November 13, 2025).
10.18	Form of Guaranty Agreement of James Ballengee in favor of Texas Security Bank dated November 3, 2025 (incorporated by reference to Exhibit 10.06 of the Registrant’s Form 8-K filed with the SEC on November 13, 2025).
10.19	Form of Guaranty Agreement of Mary Helen Ballengee Trust in favor of Texas Security Bank dated November 3, 2025 (incorporated by reference to Exhibit 10.07 of the Registrant’s Form 8-K filed with the SEC on November 13, 2025).
10.20	Form of Guaranty Agreement of Ballengee Group, LLC in favor of Texas Security Bank dated November 3, 2025 (incorporated by reference to Exhibit 10.08 of the Registrant’s Form 8-K filed with the SEC on November 13, 2025).
10.21	Form of 17.5% Original Issue Discount Senior Convertible Promissory Note entered into by Campbell Trust (Jeff Campbell) and Adapti, Inc. dated September 15, 2025 (incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed with the SEC on September 18, 2025).
10.22+	Form of Employment Agreement between Adapti, Inc. and Omar Karim, dated November 18, 2025 (incorporated by reference to Exhibit 10.01 of the Registrant’s Form 8-K filed with he SEC on November 24, 2025).
31.1 & 31.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.
32.1 & 32.2**	Certifications of CEO And CFO Pursuant to Section 906 of The Sarbanes-Oxley Act.

* Filed herewith

** Furnished herewith.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2026

Adapti, Inc.

By:	/s/ Adam Nicosia
Adam Nicosia
Title:	Chief Executive Officer

